Form 10KSB
period 1999-12-31
ISA INTERNATIONALE INC
filed 2000-03-30
CIK 1095133

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File Number 000-27373
               --------------------------------------------------

                             ISA INTERNATIONALE INC.
                 (Name of small business issuer in its charter)

        DELAWARE                                         41-1925647
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1601 EAST HIGHWAY 13, SUITE 100                             55337
    BURNSVILLE, MINNESOTA                                 (Zip Code)
   (Address of principal
    executive offices)

                    Issuer's telephone number (952) 736-0619
                -------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class:                Name of each exchange on which registered:
         NONE                                      NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of class)
                -------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ____

State issuer's revenues for its most recent fiscal year.  $3,543,516.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act. $23,368,991 as of February 29, 2000.

The number of shares outstanding of the issuer's common stock as of February 29, 2000: Common stock, $.0001 Par Value - 14,382,115.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):
Yes       No    X
   -------   -------

                             ISA INTERNATIONALE INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                                 Page
                                     PART I

Item 1.       Description of Business.............................................................................. 3
Item 1-A.     Important Factors.................................................................................... 9
Item 2.       Description of Properties............................................................................11
Item 3.       Legal Proceedings....................................................................................12
Item 4.       Submission of Matters to a Vote of Security Holders..................................................12


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.............................................13
Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations................14
Item 7.       Financial Statements.................................................................................17
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................35


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act....................................................................36
Item 10.      Executive Compensation...............................................................................37
Item 11.      Security Ownership of Certain Beneficial Owners and Management.......................................38
Item 12.      Certain Relationships and Related Transactions.......................................................38
Item 13.      Exhibits and Reports on Form 8-K.....................................................................40

              Signatures...........................................................................................41

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors."

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS

         Through its two wholly-owned subsidiary Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.) ("STV") and International Strategic Assets, Inc., ISA is engaged in two distinct businesses: (i) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers, and (ii) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

         As used herein, the terms "ISA" and the "Company" refer to ISA Internationale Inc. and its subsidiaries, unless the context indicates otherwise.

A. Corporate Organization and Recapitalization

         ISA was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. which is now a wholly-owned subsidiary of ISA. ISA acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISA through a stock exchange. ISA issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

         In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with ShoptropolisTV.com, Inc.

         ISA incorporated its precious metals subsidiary, International Strategic Assets, Inc., in March 1999.

B. The ISA Home Shopping Network

         ISA's primary business strategy is its development of ShoptropolisTV.com, a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products.

         When established, ISA's home shopping network will offer a wide variety of consumer merchandise, much of which will not be available from other sources. ISA merchandise will include jewelry, gemstones, watches, varied collectibles, household appliances and cookware, consumer electronic products, books, art, antiques, apparel items, sports equipment and memorabilia, and other items which can be portrayed favorably through television programming or Internet website presentation. ISA intends to obtain its merchandise from numerous domestic and overseas vendors and manufacturers. Due to pre-existing relationships with potential key vendors, ISA believes that it will be able to procure more products on a consignment basis than would be otherwise possible.

         ISA is devoted to establishing STV as a premier diversified media specialty retailer in the television home shopping network and e-commerce industries. The Company believes that an emphasis on programming, production presentation, ease of use, quality control, superior customer service, and aggressive advertising will create a unique environment that will attract television and on-line shoppers of all ages. Superior customer service will also be a key factor in STV's goal of achieving customer retention, repeat business, reduction of returns and customer loyalty. The STV concept is based on providing a fun, exciting, entertaining and easy-to-shop environment.

         BACKGROUND OF THE ISA SHOPPING NETWORK. ISA's multimedia home shopping concept was commenced in October 1997, and from then until the summer of 1998, ISA formulated its strategic business plan and obtained its initial capitalization through a private placement of its common stock with related warrants. During the last half of 1998, ISA acquired extensive television broadcast and satellite uplink transmission equipment, leased a satellite transponder site, leased TV production/broadcast facilities in Knoxville, Tennessee, and retained programming and technical personnel in order to commence a test launch of its proprietary TV home shopping network. While the Company is currently negotiating with several satellite access providers, the Company does not currently have any contracts for satellite transmission of its broadcast signal.

         From November 1998 through May 1999, ISA launched its home shopping network from Knoxville, Tennessee via satellite transmission to a nationwide television audience consisting primarily of homeowners having large-dish antenna satellite receiver systems. During this test launch, ISA tested its broadcast operations, show programming procedures, customer ordering and product fulfillment, and sales support and technical TV broadcast systems. ISA believes that its program content, broadcast transmission, and customer ordering and support operations functioned professionally and met ISA's planned performance standards in all material respects.

         MULTIMEDIA BUSINESS STRATEGY. ISA plans to implement multiple direct sales operations as part of the STV business strategy. TV broadcasting will be transmitted to cable TV networks, broadcast stations and satellite receivers. Internet e-commerce retailing will be conducted through a proprietary ISA Website. ISA has chosen its multimedia approach because of its belief that "exposure" to potential consumers is the most important element in creating sales in the home shopping industry. ISA believes that its ability to realize substantial and growing sales will be primarily dependent upon achieving a large amount of merchandise exposure to potential customers through a multimedia strategy.

         ISA TELEVISION NETWORK. Current plans of ISA are to commence full TV home shopping broadcasting within 90 to 120 days following the receipt of sufficient funding, which will be transmitted via communications satellite to various targeted audiences primarily representing cable TV subscribers of various cable TV systems with which ISA plans to enter into affiliation agreements. ISA also plans to seek a closed caption sponsor to allow its programming to accommodate the 24 million Americans with hearing impairment. ISA believes that sales from TV shopping will constitute the largest source of its future revenues.

         FUTURE TV PRODUCTION AND BROADCAST OPERATIONS. ISA television home shopping will be presented live from a fully equipped digital production studio, and will employ modern photography procedures, leading computer graphics technology and other creative merchandising techniques intended to present ISA merchandise to TV viewers in a friendly and informal sales environment. Program format will emphasize an interactive and entertaining atmosphere intended to effectively describe and demonstrate the merchandise being offered by show hosts. All STV programming will be produced by full-time ISA production personnel at the broadcast studio facilities of Broadcast Video, Inc., and transmitted from there via satellite to the targeted viewing audiences. STV may also employ fiber optic transmission technology to deliver program signals via telecommunication lines.

         STV merchandise will be presented by professional on-air TV hosts, and TV viewers can place their orders immediately and directly via a toll-free dedicated telephone number shown on their TV screens. Orders will be processed immediately at the STV Call Center by trained telemarketing service personnel using specialized order processing computer equipment. STV programming will include targeted category, themed and general merchandise presentations. Special themed programs will be aired for established holidays and events including Mother's Day, Father's Day, Valentine's Day, and the Christmas season. Programming will be divided into specifically timed segments, with each segment having a live TV show host who presents the merchandise and conveys information on specific products such as price, quality, and special or unique product features. Besides regular programming, ISA intends to feature occasional celebrity or special guests to promote products they are associated with, including TV or movie stars, recording artists or recognized athletes.

          ISA will place and maintain a high priority on the hiring and training of TV show hosts and their support personnel, since ISA believes they are a key factor for inducing viewers to make the type of "impulse" purchase decisions characteristic of TV home shopping. Show hosts will be encouraged to develop distinct individual personality traits and presentation techniques to promote positive bonding with TV viewers.

         PROGRAMMING AND FORMAT. The Company intends to develop on-air and on-line programming which will feature a unique selection of products and services with a mix of programming, categories, consumer education in an entertaining format designed to attract men, women and families of all ages. In addition, the Company will seek to attract customers by designing unique programs that are exciting, interactive and entertaining. While the programming format will be entertaining and fun for customers, the primary focus will be on a presentation of unique products and on maintaining high standards of customer service.

         ISA INTERNET E-COMMERCE. Electronic retail shopping via the Internet, popularly known as "e-commerce", has experienced significant and rapid growth in the past few years. E-commerce transactions grew from $6 billion in 1997 to over $18 billion in 1998, and are expected to exceed $300 billion by 2002. The Internet is being recognized increasingly by the general population as an effective retailing medium, with one of four Americans already having made at least one online retail purchase. ISA believes that a large and growing segment of the population now regards e-commerce as a convenient, affordable and pleasing alternative to other shopping channels.

         Accordingly, ISA's business strategy places strong emphasis on the development of an effective professional STV website presence on the Internet to participate fully in this unique retailing channel. ISA has acquired its proprietary website address, www.shoptropolistv.com, and is now in the final phases of development. ISA plans to continuously display numerous products from varied merchandise categories on its website, and intends to change product offerings frequently. On the website, customers will be able to view products being sold via broadcast on a real time basis, obtain additional product information, place orders for products and review STV policies. ISA intends to utilize state-of-the-art computer and server equipment suitable for volume e-commerce retail sales.

         ISA has retained professional e-commerce website designers Visual Fire, Inc. to create its website presentation, and ISA intends to develop a comprehensive website presence featuring merchandise portrayed in easy-to-view graphics and accompanying narrative designed to appeal to Internet online shoppers. ISA believes e-commerce sales will represent a substantial portion of its total revenues, and that the STV website will become an effective marketing channel both for initial sales to new customers and for aftermarket sales to the existing STV customer base.

         ISA estimates that its e-commerce website will be fully developed and operational 90 to 120 days prior to TV broadcast delivery. After becoming operational, ISA intends to actively promote its Internet website both through STV television programming on-air announcements and through considerable independent advertising in various print and electronic media sources.

C. Merchandise Purchasing and Suppliers.

         Through its STV multimedia home shopping network, the Company plans to offer a wide range and varied mix of unique quality merchandise. ISA anticipates that jewelry (including watches and gemstones) will represent its largest and most offered category. ISA intends to feature certain jewelry merchandise designed exclusively for sale by ISA. Types of merchandise planned to be offered by ISA include standard product lines, products made to specifications from ISA, and certain overstock or close-out inventory offered by wholesalers and liquidation vendors. ISA also intends to offer home shoppers new or unique products on a regular basis which are not available from other home shopping sources. The mix of products and sources of merchandise will vary from time to time depending upon a variety of factors such as price and product availability. ISA will use an experienced buying staff to purchase its merchandise.

         ISA intends to obtain its merchandise from numerous domestic and foreign suppliers, including manufacturers, wholesalers, distributors, importers and other vendors. ISA has developed an extensive database of potential vendors which can provide a wide variety of goods in many categories which ISA considers suitable for television shopping presentation. This vendor database includes many suppliers in the United States as well as other countries. Based on the initial test launch of its TV shopping network and the past industry experience of ISA management, ISA does not anticipate any difficulties obtaining ample and varied merchandise inventory from suppliers, nor does ISA expect to encounter any material delays in having product orders fill by suppliers.

         ISA's merchandising department will negotiate directly with the many suppliers providing products to be sold through the STV multimedia shopping network. ISA will strive to obtain the lowest prices available from suppliers while at the same time ensuring good product quality and durability. ISA will negotiate with leading domestic and foreign manufacturers to carry their first-run products, which will provide such manufacturers considerable free exposure for such new products. ISA will also acquire products from smaller vendors, which produce a limited line of products and carry small inventories. ISA also plans to purchase and carry closeout merchandise on a regular basis, which will be obtained from various manufacturers and vendors. In addition to dealing with established vendors and new suppliers who contact ISA to sell their goods, ISA intends to attend 30 to 40 major trade shows annually where vendors display and offer their products to direct sales retailers.

         The Company anticipates that a substantial portion of products sold by STV will be obtained from vendors on a consignment basis. Pursuant to such arrangements, ISA will not be required to make any payment for these goods until they are sold to in-home shoppers and will not required to obtain inventory financing.

         The Company plans to enter into agreements with certain manufacturers to set aside a specified quantity of their goods to be sold on one, two or three segments of network airtime. ISA believes that such a policy will allow it to purchase only the quantity of goods actually sold while not requiring the vendor to hold the merchandise for extended periods of time. Products from smaller vendors with limited financial resources will be shipped to the Company prior to the products being offered on air, which will reduce the risk to the Company that such small vendors will be unable to deliver products to fill customer orders. With respect to product lines which are not completely sold when offered on the STV network, the Company will seek to enter into arrangements allowing the unsold products to be shipped back to the vendor at no cost to the Company.

         Since there are multiple sources of supply for the various product categories planned to be offered by STV's home shopping network, ISA does not plan on entering into any long-term commitments or arrangements with suppliers. ISA also will attempt to take full advantage of any volume discounts offered by suppliers.

D. Marketing and Customers

         ISA believes that a significant and growing portion of the general population now prefers to shop direct from their homes via television and Internet. ISA plans to offer a wide variety of quality merchandise directly to home shoppers at or below the market price. ISA does not expect to use excessive discounting, but expects to focus on adding value by offering additional incentives to purchase and providing exceptional service. STV expects to realize sales in its home shopping network from three sources, (i) new customers from households viewing STV television programming or connecting online with the STV e-commerce website, (ii) new customers from additional cable TV audiences from added cable TV affiliations to be entered into by ISA from time to time, and (iii) repeat sales to loyal customers already having purchased products from one or more of ISA's shopping media. ISA believes that its multimedia approach will enable it to reach a broad shopping population of varying income, occupational, socio-economic and cultural backgrounds, and having varying merchandise category preferences.

         ISA intends to aggressively promote, advertise and market its electronic retail operations directly to television viewers and Internet e-commerce shoppers. ISA TV programming and website presentation will be targeted to both men and women to assure maximum exposure to both genders. ISA also believes that television shopping sales will represent a substantial majority of the revenues to be received by ISA.

         In order to inform potential customers about ISA TV programming and website presentation, ISA plans to conduct substantial ongoing advertising and promotional activities to publicize STV television scheduling and programming and website presentation. Such marketing activities will include advertising in various TV guides and Internet sites, on-air media advertising, advertising in selected periodicals and other print media, direct-mail campaigns to the STV customer base and other targeted potential customer groups, and maintaining STV program scheduling on the STV Internet website.

E. Merchandise Ordering/Fulfillment and Customer Service

         Product ordering and fulfillment will be conducted through ISA's specialized computer telephone system.

         Automated order fulfillment functions of the ISA computer system will facilitate timely delivery of merchandise to customers by tracking individual purchase orders, inventory and shipping data, and customer payment data such as credit verification or other payment terms. Customer payments can be made through recognized credit cards and electronic checks. ISA anticipates that a substantial majority of customers will pay by credit card. ISA intends to ship merchandise orders to customers within 24 hours of their receipt by ISA, and ISA anticipates product delivery to customers will occur by 7 to 10 days after the initial order. ISA intends to offer a 30-day return policy.

         ISA considers customer service as a key element of its overall business strategy, and the ISA Customer Service department will handle various customer service functions such as specific customer requests and complaints, product return policies, warranty matters, and specific product information. ISA intends to have full-time trained customer service personnel to handle customer inquiries directed to ISA via the ISA toll-free telephone lines. These ISA customer service personnel will be online with the ISA computerized order entry and fulfillment systems and thus will have immediate access to each customer's purchase and credit history while on the phone line with the customer, which ISA believes will enable it to promptly resolve most inquiries and requests from customers.

F. Strategy

         The Company's goal is to establish STV as a premier home shopping network and internet retailer. In order to achieve its goal, the Company intends to implement the following strategies:

         - Develop a unique, exciting, educational, entertaining and interactive television and internet home shopping format.

         - Differentiate STV from competitors by offering best-in-class customer service from order placement, tracking and returns.

         - Increase sales through the use of unique value-added promotions and on-air events.

         - Develop programming formats to appeal to a wide variety of demographics.

         - Employ a variety of advertising outlets, including print, direct mail, e-commerce, and catalogs with greater frequency and creativity than established competitors.

         - Attract customers and create customer retention and loyalty by maintaining a continuously changing assortment of products, features and programming to attract and entertain customers.

G. Precious Metals Direct Sales

         ISA conducts outbound direct telemarketing sales of precious metals through its wholly-owned Minnesota subsidiary, International Strategic Assets, Inc., which is based in suburban Minneapolis/St. Paul. ISA offers and sells gold, silver, platinum and palladium in bullion form including bars and coins of various types and face amounts. Based on sales to date, ISA believes that at least 75% of ISA precious metals sales will consist of gold bullion, with silver bullion representing a majority of the remaining 25%.

         Precious metals sales are made via direct selling activities of ISA's full-time precious metals sales representatives. Their sales efforts are directed primarily to wealthy or upper-income persons who desire to diversify and balance their investment portfolios through the holding of a core position of precious metals. ISA sales representatives are paid a set commission based on the amount of their sales. After obtaining a customer order for precious metals, ISA purchases the specific amount of bullion from one of the many precious metals wholesalers or bullion banks dealing in precious metals. Shipments of precious metals by ISA are sent registered and insured, and are made to ISA customers promptly upon receipt of full payment from the customer. There are many sources of supply available to ISA for precious metals to fill customer orders, and the loss of one or more of such sources would not have any material effect on the business of ISA.

         The Company is currently evaluating the possible divestiture of its precious metals business through a sale of such business or by other appropriate means.

H. Competition

         All segments of direct retail merchandising are highly competitive, and numerous competitors of ISA have substantially greater financial, management, marketing and operational resources than those of ISA. ISA will also compete with all forms of retail businesses including department, discount, mass merchandise, warehouse and specialty stores, other home shopping channels including TV and e-commerce and catalog operations, outbound telemarketing organizations, precious metals sellers of all sizes, and other direct sellers of consumer merchandise. The television home shopping industry is dominated by two networks, QVC and Home Shopping Network, and also has other well-established networks including ValueVision and Shop-at-Home. ISA's Internet e-commerce will encounter a crowded and highly competitive marketplace filled with numerous organizations including major catalog sales companies, existing and rapidly emerging e-commerce websites.

         ISA believes that the principal competitive factors in its industry are exposure of broadcasting, product quality and price, TV program and website presentation, name recognition and customer service. ISA will be at a competitive disadvantage in attracting TV audiences since it is unknown, its programming will not be broadcast fulltime, and it will have a much smaller potential customer viewing audience compared to its main competitors. ISA will be at a similar disadvantage in its e-commerce operations since many of its online competitors will have already established their businesses and be well recognized as an Internet shopping source. ISA also will need to compete with established companies in hiring and recruiting experienced home shopping personnel, and in entering into cable television affiliations for broadcast carriage on their cable systems. ISA cannot predict the degree of success with which it will be able to meet competition in the future.

I. Governmental Regulations

         ISA's home shopping operations will be subject to licensing and other regulation by federal, state and local governmental authorities regarding television broadcasting, health and safety conditions, labor and employment matters, facility sanitation and other matters. ISA does not anticipate any difficulties or delays in complying with such federal, state or local licensing and regulations, and ISA believes it will be able to remain in material compliance with such licensing and regulatory matters regarding all planned future operations. Any failure by ISA to satisfy regulatory requirements could affect the business and financial condition of ISA adversely.

         The television industry in particular is subject to extensive regulations of the Federal Communications Commission (FCC), which are subject to change including further legislation. There can be no assurance that laws, rules or policies of the FCC which could adversely affect ISA will not be enacted at a future date. ISA holds the necessary license from the FCC to engage in television home shopping operations. Currently there is little regulation of the Internet, but there can be no assurance future legislation will not lead to regulation of e-commerce retailing on the Internet which would impact ISA adversely.

J. Personnel

         As of December 31, 1999, ISA had 15 full-time employees including three executive officers, three administrative and accounting personnel, and nine precious metals sales representatives.

K. Seasonality

         ISA anticipates that all segments of its planned multimedia home shopping business will be subject to seasonal fluctuations, with the highest sales activity most likely occurring in the fourth quarter of each calendar year due to general increased spending of consumers for the yearend holiday season.

ITEM 1A - IMPORTANT FACTORS

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

         NEW BUSINESS VENTURE - With respect to the core business strategy of developing and launching its multimedia home shopping network, ISA has only a very limited operating history on which to base an evaluation of its business and prospects. Therefore the Company's prospects must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in their development stage, particularly companies in rapidly changing markets such as the direct sales electronic retailing being developed by ISA. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company may encounter, it must implement and successfully execute its operational and marketing strategy, obtain and offer quality products to home shoppers at competitive prices, develop and effectively operate its TV, Internet, and other home-shopping media, provide effective customer service and merchandise fulfillment, develop and implement effective financial and other internal business systems, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance the Company will be successful in addressing the many risks and difficulties it will encounter, and the failure to do so would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         HISTORY OF LOSSES AND ANTICIPATED FURTHER LOSSES - ISA has generated only limited revenues to date and has an accumulated deficit as of December 31, 1999 of $3,032,984. Further, the Company expects to continue to incur losses until it establishes its home shopping network and begins selling its merchandise to consumers in sufficient quantities and at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate substantial revenues from its home shopping network strategy, or that it will achieve profitability, or that its future, multimedia home shopping operations will prove commercially successful.

         NEED FOR ADDITIONAL FINANCING - The Company's current capital resources are only sufficient to support the Company's anticipated operations for the next two to three months. As such, the Company must obtain significant additional capital in order to fund the development of its home shopping program and internet website. The Company is currently continuing an offering of debentures which it began in November 1999. In addition, the Company is continuing to seek additional sources of debt or equity financing. The actual amount and timing of the Company's future capital requirements will depend on, among other factors, the amount of additional proceeds raised from its current debenture offering, the amount and timing of future revenues, and the costs associated with the implementation of the Company's business plan. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain sufficient financing or to generate funds from operations sufficient to meet its operating and development needs, the Company will be unable to implement its current plans or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's consolidated financial statements for the years ended December 31, 1999 and 1998 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

         GENERAL INDUSTRY CONDITIONS - Direct retail sales of consumer products are affected by changes in consumer preferences, demographic trends, general economic conditions, inflation, changing governmental or sales tax regulations, lack of availability of qualified management and marketing personnel, and other factors beyond the Company's control, and any such material changes could adversely affect its business from time to time.

         MARKET ACCEPTANCE OF THE ISA HOME SHOPPING CONCEPT - The Company's financial condition and prospects will depend upon obtaining significant retail sales in an intensely competitive marketplace, and there is no assurance that home shopping concept will achieve the market acceptance with the consuming public necessary to become profitable. Since the Company is developing a new and unknown brand name in the home shopping marketplace, it intends to commit substantial resources toward promoting and maintaining its brand name. If the Company is unable to develop favorable brand recognition with consumers, its business would be adversely affected.

         DEPENDENCE UPON THIRD PARTY SUPPLIERS - The Company will depend upon a number of third party manufacturers and vendors for its product merchandise, and the Company will have only limited control over these third parties. Although the Company does not anticipate any material difficulties or delays obtaining suitable merchandise for its home shopping network on a timely basis, the failure of any significant source of supply, along with an inability to develop an alternative source, could have an adverse effect on the Company's business.

         RELIANCE ON KEY PERSONNEL - The Company's future success will be dependent upon the efforts and experience of its executive officers and certain other key employees. The loss of services of one or more of such persons would have a material adverse effect on ISA and its business. Moreover, the Company will be dependent upon staffing its home shopping operations with qualified and experienced TV production and technical personnel, show hosts and sales support personnel, telemarketers, merchandise purchasing personnel, and customer service and fulfillment personnel. There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business.

         CONTROL BY EXISTING MANAGEMENT - The Company's officers, directors and principal shareholders beneficially own approximately 71.5% of ISA's outstanding common stock, and accordingly have complete control of its business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISA.

         COMPETITION - The direct retail sales industry is intensely competitive regardless of the medium chosen to reach consumers, and the Company will compete with numerous large, medium and small companies and other direct sellers, many of which have substantially greater financial, marketing, personnel and other resources than those of ISA. In addition, many of the Company's competitors have already attained a loyal customer base and achieved brand name recognition for their marketing networks. There can be no assurance the Company will be able to compete effectively against its many competitors, or that the Company will be able to respond adequately to the various competitive factors characteristic of its industry. In the future, the Company also will likely encounter additional new competitors entering its marketplaces from time to time.

         GOVERNMENT REGULATIONS - ISA and its operations are subject to various federal, state and local governmental regulations, and any failure by ISA to comply with such regulations or obtain any required licensing could have a material adverse effect on the business and operations of ISA.

         EFFECTS OF TRADING IN THE OVER-THE-COUNTER MARKET - The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the Nasdaq Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

         LIMITED MARKET FOR SECURITIES - There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or The Nasdaq Stock Market. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, which applies to non-Nasdaq companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny-stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's common stock will be available in the future.


Item 2.       DESCRIPTION OF PROPERTIES

         The Company owns considerable television broadcast and transmission equipment, studio programming and editing equipment, data processing, telephony and computer equipment, and furniture, all of which relates to the Company's television and Internet home-shopping network activities. The television broadcast and transmission equipment, studio programming and editing equipment and the telephony equipment are presently in a secure storage facility in Minneapolis, Minnesota. The Company's two satellite dishes are located in Knoxville, Tennessee. The computer equipment and furniture are in use at the Company's present office site. Management believes that all stated equipment is in good working condition and suitable for television broadcast operations.

         The Company is presently officed at leased office space in Burnsville, Minnesota. This facility is approximately 4,996 square feet and is being leased under a four (4) year lease, expiring December 31, 2003, with option to downsize and/or relocate the leased premises, and option to terminate the lease. Monthly rental installments currently are approximately $7,486, which includes base rental amount and tenant's share of overall building complex maintenance expense and real estate taxes increase. The Company's wholly-owned subsidiary, ShoptropolisTV.com, Inc., is also presently officed in the Burnsville facility.

         The Company's wholly-owned subsidiary, International Strategic Assets, Inc., leases its sales and administrative facilities for its precious metals sales operations in a large office complex in Eagan, Minnesota, a suburb of Minneapolis/St. Paul. These facilities consist of approximately 7,300 square feet and are being leased under a five-year lease expiring in 2004. Monthly payments currently are approximately $6,188, which includes the base rental amount and the tenant's share of the overall building complex expenses and real estate taxes. Monthly rental will increase if such operating expenses and real estate taxes increase. Rental payments under this lease are guaranteed by the Company.

         The Company has leased a 70,089 square foot facility in Eagan, Minnesota for its wholly-owned subsidiary, ShoptropolisTV.com, Inc. The facility is presently under construction with completion scheduled for April 2000. The facility will be ShoptropolisTV.com's headquarters and will house administration offices, purchasing, warehousing, shipping and receiving, and telephone call-centers, for the television and Internet home-shopping operations. The lease terms is eight (8) years expiring March 2008. The monthly rental installments will commence April 2000, and be approximately $36,000, which includes base rental amount and building complex maintenance expense and real estate taxes. The base annual rent increases by ten-percent the second year and by four-percent in the fourth and seventh year. Monthly rental installments will also increase if such operating expense and real estate taxes increase. The Company has guaranteed the rental payments under this lease.

         The Company moved its administrative, production and broadcast operations from Knoxville, Tennessee to Minnesota the fourth quarter of 1999. The 17,800 square foot facility in Knoxville is still under lease by the Company. The Knoxville facility is leased under a written five-year lease that commenced October 1989 and expires October 2003. When the Company entered into this lease, it planned to conduct permanent television broadcast operations from Knoxville. The Company decided to relocate its home-shopping network to Minnesota. Therefore, the Company no longer needs the Knoxville facility. The Knoxville lease requires escalating lease payments from $6,303 at commencement to $11,435 per month the fifth and final year of the lease. The owner of the Knoxville facility is a shareholder of the Company and has authorized the Company to sublet the premises. At present, the Company has sublet approximately 8,641 square feet (49%) of the facility. Terms of the sublease expire October 2003, the expiration date of the Company's lease. The sublease provides for an early termination at the end of the second year of the sublease, October 2001. If subtenant exercises the option to terminate, the Company shall be entitled to retain the security deposit of $11,907. The sublease rental installments are escalating in accordance with the escalating

Company's lease rental installments. The sublease payments to the Company escalate from approximately $4,918 per month to $5,692 per month until the expiration of the lease in 2003. The covenants, agreements, provisions, and conditions of the Company's lease, to the extent that they relate to the subleased premises and to the extent that they are not inconsistent with the terms of the sublease, were made a part of and incorporated into the sublease. The activity to sublet the remaining portion of the facility is ongoing. In the event the remaining portion of the facilities in Knoxville cannot be subleased on terms similar to those now binding the Company, the Company would incur a loss for the resulting difference.

         The Company's property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. When assets are retired or otherwise disposed of, the cost and regulated accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. The cost of maintenance and repairs are expensed as incurred and significant renewals and betterments are capitalized.

         The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available as needed.

Item 3.       LEGAL PROCEEDINGS

         The Company is not a party to any pending legal or administrative proceeding, and are not aware of any threatened litigation or administrative proceeding being considered against the Company or its subsidiaries. The Company's property is not the subject of a pending legal proceeding. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted to the vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market, Holders and Dividends

         The Company's Common Stock has been traded publicly and quoted over-the-counter on the NASD Electronic Bulletin Board under the symbol "ISAI" since May 11, 1998. The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by the OTC Bulletin Board. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to December 1999, there was only very limited trading activity in the Company's common stock. As such, information provided regarding periods prior to December 1999 is not an indication that an active market existed for the Company's common stock during such periods. Further, there can be no assurance that the current market for the Company's common stock will be substained or grow in the future.

                                                    High          Low
                                                    ----          ---
              1998
              First Quarter (no transactions)       $1.50        $1.50
              Second Quarter                        $2.50        $1.50
              Third Quarter                         $3.00        $1.50
              Fourth Quarter                        $3.25        $1.50

              1999
              First Quarter                         $4.25        $3.25
              Second Quarter                        $3.25        $0.375
              Third Quarter                         $0.375       $0.25
              Fourth Quarter                        $2.13        $0.22

         As of February 29, 2000, there were approximately 117 beneficial owners and approximately 283 registered holders of record of the Company's Common Stock.

         The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not anticipate declaring or paying any such dividends on its Common Stock in the foreseeable future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development and expansion of its business. Declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends.

B.  Recent Sales of Unregistered Securities

The following information includes all securities sold by the Company since its inception in October 1997:

A. Incident to the founding and organization of the Company in late 1997, the founders of the Company (which included all current directors of the Company) and certain persons associated with them received a total of 10,824,000 shares of common stock of the Company based on $.01 per share of value, a total of $108,240, either for services rendered or settlement of accounts payable involved with the organization of the Company; and they also received 5-year warrants to purchase a total of 2,884,000 common shares of the Company exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since the founding of the Company was a strictly private transaction not involving a public offering and all of such founders and their associates acquired the common stock for long-term investment and all stock certificates were legended to prevent further distribution thereof unless registered or satisfying an exemption from registration.

B. From November 1997 to June 1998, the Company sold a total of 1,579,535 Units at a purchase price of $.6536 per Unit, a total amount of $1,032,376, to a limited number of 16 investors (most of whom are accredited investors) in a private placement, with each Unit consisting of one share of Common Stock of the Company and a five-year warrant to purchase two shares of Common Stock exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities

Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the Units for long-term investment and to have the certificates therefor legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption therefrom. Two of these investors were Mr. Durand, the Chief Executive Officer of the Company, who purchased $10,000 of the Units, and Mr. Brodkorb, the Chief Financial Officer of the Company, who purchased $16,340 of the Units.

C. In June 1998 the Company issued a total of 370,000 shares of its Common Stock to four persons who contributed services to the Company based on $.25 per share. These issuances were as follows:


Person Providing Services                          Total Value of Services        Shares Issued
-------------------------                          -----------------------        -------------
Mid-America Venture Capital Fund, Inc.                      $62,500                     250,000
Claude Jasper Yow                                           $25,000                     100,000
Roger Garmann                                               $ 2,500                      10,000
Darrell Bearson                                             $ 2,500                      10,000


Messrs. Garmann and Bearson also received five-year warrants to purchase 10,000 shares of Common Stock apiece exercisable at $1.00 per share. These were all isolated private transactions with exemptions from registration claims under Section 4(2) of the Securities Act of 1933, and all stock certificates were legended to prevent further distribution unless registered or satisfying an appropriate exemption from registration.

D. In December 1998 the Company issued 268,000 shares of its Common Stock to Richard Meyers Family Trust, an accredited investor, in a private sale at $.75 per share, total consideration of $201,000. This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption therefrom.

E. In January 1999 the Company reduced the exercise price of its outstanding warrants which were sold as part of the Unit private placement in 1998 to $.50 per share from its original $1.00 per share until the end of February 1999. Incident thereto, in January-February, 1999 the Company issued a total of 2,342,080 shares of its Common Stock to certain warrant holders exercising their warrants at the reduced price of $.50 per share. Consideration received by the Company for these warrant exercises consisted of $528,202 in cash and $642,838 in gold bullion and coins. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 since these were private transactions with existing shareholders not involved in a public offering, and they accepted their common shares for long-term investment and the certificates therefor were legended with a restrictive legend preventing further distribution or resale unless registered or satisfying an appropriate exemption from registration.

F. From September 1999 through February 2000, the Company received aggregate proceeds of $1,336,640 from the sale and issuance of unsecured convertible debentures. The debentures are being offered and sold to accredited investors pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Each investor is required to complete and execute a subscription agreement containing representations regarding accredited status and investment intent. In addition, the certificates bear a legend restricting the transfer of the debentures and the underlying shares of common stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its business strategy which will require it to obtain significant additional working capital, changes in costs of doing business and obtaining merchandise products, changes in governmental regulations and labor and employee benefits and costs, competition and pricing, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved.

         Generally, such forward looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

OVERVIEW

         Through its two wholly-owned subsidiary Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.) ("STV") and International Strategic Assets, Inc., ISA is engaged in two distinct businesses: (i) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers, and (ii) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

         ISA was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. which is now a wholly-owned subsidiary of ISA. ISA acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISA through a stock exchange. ISA issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc.. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

         ISA incorporated its precious metals subsidiary, International Strategic Assets, Inc., in March 1999.

         ISA's primary business strategy is its development of ShoptropolisTV.com, a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products. Besides its primary market of TV viewers and e-commerce Internet shoppers.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

         SALES. Sales for the year ended December 31, 1999 were $3,543,516 and consisted primarily of sales of precious metals through the Company's wholly-owned subsidiary, International Strategic Assets, Inc. Sales for the year ended December 31, 1998 were $35,113, consisting solely of revenues from the Company's test launch of its TV shopping network which commenced at the end of 1998.

         GROSS PROFIT. Cost of goods sold for the year ended December 31, 1999 were $3,237,548, which was mostly attributable to the wholesale cost of purchasing precious metals, and resulted in a gross margin of $305,968 (8.63%).

         Cost of goods sold were $16,155 for the year ended December 31, 1998, resulting in a gross margin of $18,958, which was limited to approximately one month of the sales from the Company's TV network test launch.

         OPERATING EXPENSES. Operating expenses for the year ended December 31, 1999 were $2,583,285 compared to $526,196 for 1998. This increase was due mainly to the increase in working capital needed for (i) the test launch of the TV home shopping network operations, and (ii) expenses to commence precious metals sales operations in the second quarter of 1999. The Company anticipates that its operating expenses will increase significantly in future periods due to the expenses associated with operating its home shopping network.

              ------------------------------------------------------

         LOSSES. Net losses for the year ended December 31, 1999 were $2,285,776, compared to $618,052 for the year ended December 31, 1998. The increase in net losses in 1999 was due primarily to the considerable working capital expenses required to conduct a test launch of the Company's TV home shopping concept during the first half of 1999.
                                                ------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         ISA has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to management of ISA. Between the inception of ISA in 1997 through December 31, 1997, ISA raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISA raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,202 was in cash and $642,838 was in gold bullion and coins transferred to ISA. Such gold bullion and coins were immediately liquid to ISA, and have since been converted to cash. From September 1999 through February 2000, the Company raised $1,336,640 through the sale of convertible unsecured debentures.

         As of December 31, 1999, the Company had current assets of approximately $193,218 consisting of $261,235 in cash, $5,575 in accounts receivable for precious metals purchases by customers, and $291,711 in other current assets. At the same time, the Company had $361,305 in current liabilities consisting of $50,572 payable to a precious metals supplier, $224,634 in accounts payable, $58,278 in accrued liabilities and $27,821 in other current liabilities. Accordingly, the Company's current working capital position is only approximately $193,216. The Company's long-term liabilities consist of the outstanding principal amount of the debentures totaling $986,000 and accrued rent and security deposits of $91,985.

         The Company had no capital expenditures from its inception in October 1997 to yearend 1997. During the year ended December 31, 1998, the Company incurred capital expenditures totaling $434,614, primarily for data processing hardware and software systems, telemarketing and computer telephone equipment, and broadcast and studio equipment for the Company's home shopping TV network including extensive satellite uplink transmission equipment. During the year ended December 31, 1999, the Company incurred capital expenditures of $78,844 primarily for equipment for its precious metals sales and administrative offices in suburban Minneapolis/St. Paul.

         The Company's current capital resources are not sufficient to supports its planned development and operations. While management believes that its current capital levels could support the precious metals business as it is currently being conducted through International Strategic Assets, Inc., the Company will not be able to continue the development of its STV home shopping network and related website or commerce operations thereof unless the Company is able to raise substantial additional capital. Anticipated capital expenditures for the development and ultimate operation of the STV shopping network include equipment purchases and leases, leasehold improvements, salaries and wages and general working capital. Currently, the Company estimates that approximately $6,000,000 of additional capital is necessary to commence and support the operation of the STV shopping network.

         The Company is currently continuing an offering of debentures which it began in September 1999. In addition, the Company is continuing to seek additional sources of debt or equity financing. The actual amount and timing of the Company's future capital requirements will depend on, among other factors, the amount of additional proceeds raised from its current debenture offering, the amount and timing of future revenues, and the costs associated with the implementation of the Company's business plan. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain sufficient financing or to generate funds from operations sufficient to meet its operating and development needs, the Company will be unable to implement its current plans or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's consolidated financial statements for the years ended December 31, 1999 and 1998 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

         The Company does not expect to need any material financing for accounts receivable or carrying inventory. Precious metals are supplied to the Company on a pledged basis through a loan payable from suppliers which is paid at the time the customer pays the Company for the order. Regarding the Company's planned electronic retailing via TV and e-commerce, the Company believes that any accounts receivable will be minor in nature since the Company will receive payments from customer credit card and check purchases prior to having to pay the vendors who are supplying products. Most merchandise inventory sold in the Company's multimedia home shopping operations will be available from vendors on a consignment basis which will not require the Company to pay vendors until the products are sold and paid for by customers of the Company.

INCOME TAX BENEFIT

         The Company has an income tax benefit from net operating losses which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 1999 and 1998. See Note 5 of the audited financial statements included in this Form 10-KSB.

IMPACT OF INFLATION

         The Company believes that inflation has not had any effect on its development or operations since its inception in 1997. Furthermore, the Company does not believe inflation will have any material effect for the foreseeable future. In any event, the Company believes it can offset any future inflationary increases in the cost of goods and labor by increasing its sales and thereby improving its operating efficiencies through economies of scale. The Company is currently evaluating the possible divestiture of its precious metals business through a sale of such business or by other appropriate means.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements, supplemental schedule of ISA Internationale Inc. and Report of Independent Accountants thereon are included herein:

                                                                                                           Page
                                                                                                           ----
          Independent Auditors' Reports....................................................................  18

          Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................  20

          Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.............  21

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998...  22

          Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.............  23

          Notes to Consolidated Financial Statements.......................................................  34


             INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of ISA Internationale Inc. and Subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Minneapolis, MN
March 22, 2000

                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (as restated) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company incurred a loss of $618,052 in 1998 and at December 31, 1998 had an accumulated deficit of $747,208. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Edina, Minnesota
April 9, 1999

                             ISA INTERNATIONALE INC. AND SUBSIDIARIES

                                   Consolidated Balance Sheets

                                   December 31, 1999 and 1998

                                             ASSETS                         1999       1998
                                                                       -----------   -----------
Current assets:
  Cash and cash equivalents                                             $  261,235       186,600
  Accounts receivable                                                        5,575         8,373
  Prepaid expenses                                                           5,711            --
  Note receivable                                                          286,000            --
                                                                       -----------   -----------

       Total current assets                                                558,521       194,973
                                                                       -----------   -----------

Property and equipment                                                     390,034       434,614
Less accumulated depreciation and amortization                             (71,502)       (7,615)
                                                                       -----------   -----------

                                                                           318,532       426,999
                                                                       -----------   -----------

Deposits                                                                    96,723       115,511
Deferred income taxes                                                           --         4,000
                                                                       -----------   -----------

       Total assets                                                     $  973,776       741,483
                                                                       ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank overdraft                                                         $  17,547            --
  Accounts payable                                                         275,206        38,482
  Accrued liabilities                                                       58,278        40,250
  Accrued interest                                                          10,274            --
  Deferred income taxes                                                         --         4,000
                                                                       -----------   -----------

       Total current liabilities                                           361,305        82,732

Deferred rent                                                               39,094         9,529
Deferred lease costs                                                        37,983            --
Security deposits                                                           14,908            --
Convertible debentures                                                     986,000            --
                                                                       -----------   -----------

       Total liabilities                                                 1,439,290        92,261
                                                                       -----------   -----------

Stockholders' equity(deficit):
  Preferred stock, undesignated,$.0001 par value, 5,000,000
   shares authorized; none issued                                               --            --
  Common stock, $.0001 par value, Authorized, 30,000,000 shares;
   issued and outstanding 14,382,215 and 12,040,135 (restated,
   see note 3) shares in 1999 and 1998, respectively                         1,438         1,204
  Additional paid-in capital                                             2,566,032     1,395,226
  Accumulated deficit                                                   (3,032,984)     (747,208)
                                                                       -----------   -----------

       Total stockholders' equity(deficit)                                (465,514)     649,222
                                                                       -----------   -----------

       Commitments and contigencies (note 6)

       Total liabilities and stockholders' equity(deficit)              $  973,776     741,483
                                                                       ===========   ===========


See accompanying notes to consolidated financial statements.

                             ISA INTERNATIONALE INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations

                               Years ended December 31, 1999 and 1998

                                                                           1999        1998
                                                                      ------------   ------------
Net sales                                                             $ 3,543,516      35,113

Cost of goods sold                                                      3,237,548      16,155
                                                                      ------------   ------------

       Gross profit                                                       305,968      18,958

Operating expenses:
  Selling and marketing                                                   704,614       48,649
  Engineering and programming                                             640,355      182,313
  Warehousing and shipping                                                 72,088       47,646
  General and administrative                                              940,934      302,819
  Depreciation                                                             79,721        7,615
  Non-recurring charge (note 6)                                           145,573           --
                                                                     ------------   ------------

       Operating loss                                                  (2,277,317)    (570,084)

Other--income (expense):
  Interest income                                                           2,087       23,221
  Interest expense                                                        (10,546)          --
  Other charges                                                                --      (71,189)
                                                                     ------------   ------------

       Net loss                                                      $ (2,285,776)     (618,052)
                                                                     ============   ============

Basic loss per common share                                          $       (.16)         (.05)
                                                                     ============   ============

Weighted average shares outstanding                                    14,187,042    12,009,359
                                                                     ============   ============

See accompanying notes to consolidated financial statements.

                          ISA INTERNATIONALE INC. AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity (Deficit)

                         For the years ended December 31, 1999 and 1998

                                                                             COMMON STOCK
                                                               ------------------------------------
                                                                NUMBER        PAR                     PAID-IN   ACCUMULATED
                                                               OF SHARES     VALUE     SUBSCRIBED     CAPITAL     DEFICIT    TOTAL
                                                               ----------- ---------- -------------  ---------   ---------  --------

Balance, December 31, 1997                                     10,646,000   $ 106,460   7,900          412,360   (125,906)   400,814

Issuance of common stock                                          790,000       7,900  (7,900)              --         --        --

Issuance of common stock and common stock warrants for cash       336,600       3,366      --          216,634         --   220,000

Recapitalization of Company upon merger with
  Internationale Shopping Alliance Inc. restated (note 3)        (249,900)   (116,574)     --          121,173         --     4,599

Issuance of common stock and common stock warrants for cash       898,935          90      --          605,271         --   605,361

Issuance of common stock and common stock warrants for services   370,000          37      --           96,463         --    96,500

Redemption of common stock and common stock warrants for cash    (751,500)        (75)     --          (56,675)    (3,250)  (60,000)

Net loss                                                               --          --      --               --   (618,052) (618,052)
                                                              ----------- ----------- -----------  -----------  ----------- --------

Balance, December 31, 1998                                     12,040,135       1,204      --        1,395,226   (747,208)   649,222

Exercise of warrants                                            2,342,080         234      --        1,170,806         --  1,171,040

Net loss                                                               --          --      --             --  (2,285,776)(2,285,776)
                                                              ----------- ----------- ----------- ----------- ----------- ----------

Balance, December 31, 1999                                     14,382,215 $     1,438      --       2,566,032 (3,032,984)  (465,514)
                                                              =========== =========== =========== =========== =========== ==========


See accompanying notes to consolidated financial statements.

                            ISA INTERNATIONALE INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                             Years ended December 31, 1999 and 1998

                                                                              1999          1998
                                                                          -----------      ------------
Cash flows from operating activities:
  Net loss                                                                $(2,285,776)        (618,052)
  Adjustments to reconcile net loss to net cash flows from
   operating activities:
     Common stock and warrants issued for services                                 --           96,500
     Non-recurring charge                                                     145,573               --
     Depreciation and amortization                                             79,721            7,615
     Changes in operating assets and liabilities:
      Accounts receivable                                                       2,798           (8,373)
      Prepaids                                                                 (5,711)              --
      Deposits                                                                 18,788         (115,511)
      Accounts payable                                                        236,724           38,232
      Accrued liabilities                                                      18,028           40,250
      Security deposits                                                        14,908               --
      Accrued interest                                                         10,274               --
      Deferred rent                                                            29,565            9,529
                                                                            -----------      -----------

        Net cash used in operating activities                              (1,735,108)        (549,810)
                                                                            -----------      -----------

Cash flows from investing activities:
  Property and equipment purchases                                            (78,844)        (434,614)
                                                                            -----------      -----------

        Net cash used in investing activities                                 (78,844)        (434,614)
                                                                            -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants,
   net of offering costs                                                    1,171,040          825,361
  Sale of convertible debentures                                              700,000               --
  Bank overdraft                                                               17,547               --
  Recapitalization of the Company upon merger with
   Internationale Shopping Alliance, Inc.                                          --            4,599
  Redemption of common stock                                                       --          (60,000)
                                                                            -----------     -----------

        Net cash provided by financing activities                           1,888,587          769,960
                                                                            -----------     -----------

        Net increase (decrease) in cash and cash
          equivalents                                                          74,635         (214,464)

Cash and cash equivalents--beginning of year                                  186,600          401,064
                                                                            -----------     -----------

Cash and cash equivalents--end of year                                     $  261,235          186,600
                                                                            ===========     ===========

Non-cash investing and financing:
  Issuance of promissory note receivable in exchange
   for a convertible debenture                                             $  286,000              --


See accompanying notes to consolidated financial statements.

(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  (a)  NATURE OF BUSINESS

       ISA Internationale Inc. (the Company) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly-held corporation on November 15, 1999. The Company's strategy is to develop, produce, and broadcast home shopping programming nationally and internationally via satellite, cable, and the internet. During 1999, the Company commenced operations as an outbound telemarketer of precious metals. The Company is currently reviewing strategic alternatives for this business segment.

       On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly-owned subsidiary of ISA (see note 3).

  (b)  BASIS OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

  (c)  USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (d)  CASH AND CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents.

  (e)  DEBT ISSUANCE COSTS

       Original issuance discounts associated with debt issuances are recorded as an adjustment to interest expense over the term of the debt, using the effective-interest method. Convertible debentures are net of unamortized original issuance discounts.

  (f)  PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years. The cost of maintenance and repairs are expensed as incurred, and significant renewals and betterments are capitalized.

  (g)  LONG-LIVED ASSETS

       The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (h)  REVENUE RECOGNITION

       Revenues from product sales are recognized upon shipment. Revenues for precious metals sales are recognized on a trade-date basis.

  (i)  ADVERTISING COSTS

       Advertising costs are expensed as incurred. Advertising expenses were $32,420 and $3,980 for fiscal 1999 and 1998, respectively.

  (j)  LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 1999 and 1998, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

  (k)  INCOME TAXES

       The Company has adopted the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse.

  (l)  STOCK-BASED COMPENSATION

       The Company has adopted the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net income (loss) and earnings (loss) per share are presented as if the fair value-based method had been applied in measuring compensation cost for employee stock grants (note 7).

  (m)  SEGMENTS OF AN ENTERPRISE

       The Company operates in two segments: (1) the development of a multimedia home shopping network and (2) direct sales via outbound telemarketing of precious metals.

  (n)  NEW ACCOUNTING PRONOUNCEMENTS

       During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE Of FASB STATEMENT NO. 133, changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard, beginning with the second quarter of 2000. The impact of adoption on the Company's financial statements has not yet been determined.

  (o)  RECLASSIFICATIONS

       Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 basis of presentation.

(2)  LIQUIDITY AND GOING CONCERN MATTERS

    The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $3,032,984 at December 31, 1999. Losses for 1999 and 1998 aggregated $2,285,776 and $418,052, respectively. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

    As described in note 12, the Company issued additional convertible debentures subsequent to year end. As of March 10, 2000, the Company had issued an additional $350,000 of convertible debentures. While the Company plans to seek additional financing under this program, there can be no assurance that such financing will be consummated.

    The Company plans to obtain additional equity financing through the sale of additional convertible debentures and the issuance of additional shares of common stock. There can be no assurance that such financing will be consummated.

(3)  RECAPITALIZATION

    On May 8, 1998, Internationale Shopping Alliance, Inc. (Internationale) was merged with ISA Internationale Inc. (ISA), pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly-owned subsidiary of ISA. ISA remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

    Under terms of the merger agreement, the stockholders of Internationale exchanged all of the issued and outstanding shares and warrants for 11,772,600 shares of common stock of ISA, and 4,781,200 warrants to purchase common stock at $1.00 per share for a period of five years. Immediately after consummation of the agreement, the former stockholders of Internationale owned 89% of the outstanding shares of ISA's common stock. Accordingly, for financial statement purposes, the transaction has been accounted for as if Internationale had acquired ISA. The consolidated financial statements present operations of Internationale from inception and include ISA's operations only from the date of acquisition.

    For accounting and financial reporting purposes, the merger was treated as a recapitalization of ISA. Since ISA had no business operations other than the search for a suitable target business, ISA's assets were recorded in the balance sheet at book value. At the time of the merger, ISA had $8,599 of net assets, principally cash, which was recorded as equity. Additional transaction costs totaling $4,000 represent legal fees related to the merger. These charges constitute transaction fees and, accordingly, have been recorded as a charge and an offsetting credit to additional paid-in capital.

    In January, 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with Internationale Shopping Alliance, Inc. affected May 8, 1998. Prior year information throughout these financial statements is restated for the share redemption and cancellation, to present all data as if these shares were redeemed and cancelled on May 8, 1998.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                        1999           1998
                                                    ------------    -----------
Broadcast equipment                                  $   221,493        322,304
Furniture and fixtures                                    49,121         39,125
Computer and telephone equipment                          96,420         50,185
Leasehold improvements                                    23,000         23,000
                                                    ------------    -----------

                                                     $   390,034        434,614
                                                    ============    ===========

(5)  INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                     1999             1998
                                                   --------         --------
    Computed "expected" tax benefit                 34.0%            34.0%
    State income tax, net of federal benefit         3.8%             6.1%
    Change in valuation allowance                  (37.8%)          (40.1%)
                                                   --------         --------

                                                      --%              --%
                                                   ========         ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:


                                                     1999             1998
                                                   --------         --------
     Deferred tax assets:
       Net operating loss carryforward             1,520,000         661,000
       Start up costs                                 25,000          33,000
       Other                                          12,000          (3,000)
                                                   ---------        ---------
         Total gross deferred tax assets           1,557,000         691,000

     Valuation allowance                          (1,557,000)       (691,000)
                                                   ---------        ---------

         Net deferred tax assets                   $      --              --
                                                   =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 1999 and 1998.

As of December 31, 1999, the Company has reported Net operating loss carryforwards of approximately 3,960,000. The federal net operating loss carryforwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(6)  LEASES

    The Company leases office and production facilities in Knoxville, Tennessee under an operating lease agreement with an entity owned by a shareholder, which expires in September 2003, and calls for escalating rent payments from $6,303 to $11,435 per month over the term of the agreement. The lease provides for a five-year renewal term at the option of the Company with rent increases of five percent per year.

    During 1999, the Company entered into leases for its corporate headquarters, call center, distribution center, and trading business offices in Minneapolis, Minnesota. This leases expire from 4 to 8 years from the date of signing. In connection with the distribution center lease, the Company provided the lessor a warrant to acquire 100,000 shares of common stock. This warrant vests upon grant (which will occur at commencement of the lease) and for accounting purposes the fair market value of the warrant, which aggregates $159,000 at March 22, 2000, will be recorded as additional lease expense over the term of the 8 year lease on a straight-line basis.

    Total future minimum lease payments are as follows:

                            Minimum      Less sub-lease   Net Minimum
                            payments        income         payments
                           ---------------------------------------------------
            2000            $   547,417     (59,095)       488,322
            2001                678,707     (62,742)       615,965
            2002                693,914     (65,874)       628,040
            2003                680,962     (51,228)       629,734
            2004                476,725                    476,725
            Thereafter        1,579,075                  1,579,075
                           ---------------------------------------------------

                            $ 4,656,800     (238,939)     4,417,861
                           ===================================================

    Rent expense was $180,397 and $28,439 for the years ended December 31, 1999 and 1998, respectively.

    In December 1999, the Company approved a plan to abandon the Knoxville, Tennessee facility. In connection with this plan, the Company has subleased a portion of this facility and is currently seeking to sublease the remainder of this facility. The Company accrued $37,983 in estimated future lease payments and property and equipment and impairment charges of $145,573 at December 31, 1999.

(7)  EQUITY

    (a)  PREFERRED STOCK

       The preferred stock may be issued from time to time in one or more series. Each series is to be distinctly designated. All shares of any series of the preferred stock shall be alike in all rights, except for different dates. Each series will identify the rights to preference in liquidations, voting rights, dividend and other powers, qualifications, or restrictions.

    (b)  WARRANTS

       Between October 1997 and June 1998, the Company issued warrants that are exercisable over 5 years, to purchase 6,513,070 shares of common stock at $1.00 per share. These warrants were issued as part of common stock transactions. In December 1998, 553,000 warrants were canceled as part of a common stock redemption.

       In February 1999, the Company agreed to change the price warrant-holders could exercise warrants to purchase common stock, for a temporary period from $1.00 per share to $.50 per share. In connection with this offer, 2,342,080 warrants to purchase common stock were exercised for $528,202 in cash and $642,838 in gold bullion and coins.

       In connection with an operating lease entered into in 1999, the Company will issue a warrant to acquire 100,000 shares of common stock at $1.00 per share.

       The per share weighted average fair values of stock warrants granted were $.26 in 1998. No warrants were granted in 1999. The fair value of options at the date of grant was estimated using the Black Scholes option pricing model. The following weighted average assumptions were used in the calculation:

       ----------------------------------------- ------------------ ----------------------
       Assumptions                               1999               1998
       ----------------------------------------- ------------------ ----------------------
       Expected dividend yield                    0%                 0%
       ----------------------------------------- ------------------ ----------------------
       Expected volatility                        61%                61%
       ----------------------------------------- ------------------ ----------------------
       Risk-free interest rates                   6%                 6%
       ----------------------------------------- ------------------ ----------------------
       Expected life (in years)                   5                  5
       ----------------------------------------- ------------------ ----------------------

       The Company applies APB Opinion No. 25 in accounting for the compensation costs of employee stock warrants in the financial statements. No warrants were issued to employees in 1999 and 1998. Therefore pro forma net loss is the same as reported net loss.


       The following table contains information about stock warrants:

       ----------------------------------------- ------------------ ---------------------
                                                 Shares             Warrant Price
       ----------------------------------------- ------------------ ---------------------
       Outstanding at December 31, 1997                  4,160,800  1.00
       ----------------------------------------- ------------------ ---------------------
       Granted                                           2,405,070  1.00
       ----------------------------------------- ------------------ ---------------------
       Exercised                                                 -  1.00
       ----------------------------------------- ------------------ ---------------------
       Expired or cancelled                                553,000  1.00
       ----------------------------------------- ------------------ ---------------------
       Outstanding at December 31, 1998                  5,960,070  1.00
       ----------------------------------------- ------------------ ---------------------
       Granted                                                   0  1.00
       ----------------------------------------- ------------------ ---------------------
       Exercised                                         2,342,080  1.00
       ----------------------------------------- ------------------ ---------------------
       Expired or cancelled                                      -  1.00
       ----------------------------------------- ------------------ ---------------------
       Outstanding at December 31, 1999                  3,617,990  1.00
       ----------------------------------------- ------------------ ---------------------
       Warrants exercisable at:                                  -  1.00
       ----------------------------------------- ------------------ ---------------------
       December 31, 1998                                 5,960,070  1.00
       ----------------------------------------- ------------------ ---------------------
       December 31, 1999                                 3,617,990  1.00
       ----------------------------------------- ------------------ ---------------------

       ----------------------------------------- ------------------ ---------------------

    (c)  OPTIONS

       In January 2000, the Company issued 1,000,000 options to certain employees at 85% of the fair market value at the date of grant. An additional 65,000 options were granted to certain employees at the fair market value at the date of grant. All of the above options vested upon grant and expire 5 years from the grant date.

(8)  LOSS PER SHARE

       The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

        (IN THOUSANDS, EXCEPT PER SHARE DATA)                          1999            1998
                                                                                     (restated
                                                                                     see note 3)
                                                                  --------------    ------------
        (LOSS) FROM CONTINUING OPERATIONS                          $  (2,285,776)       (618,052)
                                                                  ==============    ============

        AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
         BASIC                                                        14,187,042      12,009,359
         EFFECT OF STOCK OPTIONS                                              --              --
                                                                  --------------    -------------

              DILUTED                                                 14,187,042      12,009,359
                                                                  ==============    =============

        EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
         BASIC                                                     $        (.16)           (.05)
         DILUTED                                                            (.16)           (.05)
                                                                  ==============    =============

(9)  CONVERTIBLE DEBENTURES

    In November 1999, the Company commenced the sale of convertible debentures in a private placement. The debentures are convertible into common stock at $1.50 per share and bear interest at 12%. As of December 31, 1999, the Company raised $968,000 related to this private placement. The Company sold $800,000 of these debentures, for $100,000 in cash and $286,000 in gold bullion, its fair market value on the transaction date. The $414,000 discount related to this transaction will recorded as an increase in interest expense over the term of the debenture. The $286,000 receivable related to the gold bullion is included in note receivable at December
    31, 1999.

(10)  OTHER CHARGES

    In 1998, the Company incurred other charges of $71,189, of which $62,500 represented common stock issued for services. These charges represent costs associated with a withdrawn private placement offering in which no proceeds were raised.

(11)  BUSINESS SEGMENTS

    The Company has two reportable business segments: Strategic Assets and ShoptropolisTV.com.

    International Strategic Assets, Inc. provides direct sales via outbound telemarketing of precious metals.

    ShoptropolisTV.com is engaged in the development of a multimedia home shopping network.

    The Company does not allocate interest expense, income taxes or certain corporate expenses to its business segments. Inter-segment revenues were immaterial for the years ended December 31, 1999 and 1998. The following tables set forth information by business segment:

                                   NET       OPERATING      UNUSUAL       OPERATING
                                  SALES        COSTS         ITEMS           LOSS
                              ------------  -----------   ------------   --------------
1999:
  Strategic Assets             $ 3,452,538   (4,024,046)             0         (571,508)
  ShoptropolisTV.com                90,978   (1,651,214)      (145,573)      (1,705,809)
  Corporate expenses                     0            0              0                0
                              ------------  -----------   ------------   --------------

       Total                   $ 3,543,516   (5,675,260)      (145,573)      (2,277,317)
                              ============  ===========   ============   ==============

1998:
  Strategic Assets             $         0            0              0                0
  ShoptropolisTV.com                35,113     (605,197)             0         (570,084)
  Corporate expenses                     0            0              0                0
                              ------------  -----------   ------------   --------------

       Total                   $    35,113     (605,197)             0         (570,084)
                              ============  ===========   ============   ==============

                                              1999                                   1998
                      ------------------------------------------------  ------------------------------------------
                                         DEPRECIATION                                        DEPRECIATION
                          CAPITAL            AND                           CAPITAL                AND
                        EXPENDITURES     AMORTIZATION      ASSETS        EXPENDITURES       AMORTIZATION    ASSETS
                      ---------------   -------------   -------------   --------------     --------------  -------
Strategic Assets       $      42,191            3,008          39,589                0                  0        0
shoptropolisTV.com            36,652           76,713         938,187          434,614              7,615  741,483
Corporate
                      ---------------   -------------   -------------   --------------     --------------  -------

       Total           $      78,843           79,721         977,776          434,614              7,615  741,483
                      ===============   =============   =============   ==============     ==============  =======

       Corporate assets include deferred income tax assets.

(12)  SUBSEQUENT EVENTS

    The Company issued additional convertible debentures subsequent to year end. As of March 10, 2000, the Company had issued an additional $350,000 of convertible debentures. While the Company plans to seek additional financing under this program, there can be no assurance that such financing will be consummated.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Pursuant to a Board of Directors Resolution, the Company decided to change its auditors from the firm of Stirtz Bernards Boyden Surdel & Larter to KPMG LLP. In connection with the audits of the periods ended
December 31, 1997 and 1998, and the subsequent interim period, up to the date of dismissal, there were no disagreements between the Company and Stirtz Bernards Boyden Surdel & Larter regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and the firm has not advised the registrant of any reportable events. The accountant's report on the financial statements for the previous calendar years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph which noted that losses from operations together with other factors raised substantial doubt about its ability to continue as a going concern during the ensuing year. Management's plans in regard to these matters were described in
Note 2 of the report.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below are the names of the directors and executive officers of the Company as of February 29, 2000, their ages, the year first elected as an executive officer and/or director of the Company and employment for the past five years.

                                                                                           DIRECTOR
      NAME                          POSITIONS WITH THE COMPANY                 AGE          SINCE
--------------------------      ------------------------------------------     ---      ----------------
Gerald J. Durand                President, Chief Executive Officer and          48      October 1997
                                Director

Bernard L. Brodkorb             Treasurer, Chief Financial Officer and          58      October 1997
                                Director

Jeffrey T. Abrams               Director and President of                       43      November 1999
                                ShoptropolisTV.com, Inc.

Ronald G. Wolfbauer             Director and Managing Director of               37      October 1997
                                International Strategic Assets, Inc.

OTHER EXECUTIVE OFFICERS                                                                OFFICER SINCE
------------------------                                                                -------------
O. Alex Adamovich               Vice President Logistics                        50      January 2000

John Bradley                    Vice President IT                               48      November 1999


DIRECTORS

         GERALD J. DURAND has been the President, Chief Executive Officer and a director of the Company since its inception in October 1997. Until he commenced fulltime employment with the Company in early 1999, he was the General Sales Manager of Investment Rarities Inc., a suburban Minneapolis direct retail seller of precious metals investments, where he was in charge of over 70 sales representatives offering products nationwide. Mr. Durand has over 20 years experience in executive officer or marketing management positions with various companies involved in direct sales, including considerable involvement in the TV home shopping industry.

         BERNARD L. BRODKORB has been the Treasurer, Chief Financial Officer and a director of the Company since its inception in October 1997. Mr. Brodkorb has been an independent practicing Certified Public Accountant (CPA) within the State of Minnesota for many years, and he has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     JEFFREY T. ABRAMS is the President of ShoptropolisTV.com, Inc. and a director of the Company. Mr. Abrams joined the Company in August 1999 as the Executive Vice President and Chief Operating Officer. Mr. Abrams was a Senior Vice President with Best Buy Co. from 1986 to 1996. From April 1996 to December 1996, Mr. Abrams was and Executive Vice President for Smith & Alster, Inc. in Fort Lauderdale, Florida. From 1997 until August 1999, Mr. Abrams developed and co-founded Autofun, Inc. a new retail concept for automobile accessories. Mr. Abrams has 25 years of experience in retail, marketing, sales, rack jobbing, e-commerce, distribution and manufacturing.

         RONALD G. WOLFBAUER has been a director of the Company since October 1997. Mr. Wolfbauer also has been the Managing Director of International Strategic Assets, Inc., the Company's wholly-owned subsidiary engaged in precious metals sales, since its inception in April 1999, where he is in charge of all sales personnel and general corporate operations.

Prior to commencing full time employment with the Company's precious metals subsidiary, Mr. Wolfbauer was a Monetary Specialist with Investment Rarities, Inc., a large precious metals firm conducting direct retail sales throughout the USA.

OTHER EXECUTIVE OFFICERS

         O. ALEX ADAMOVICH has been the Vice President Logistics of the Company since January 2000. From April 1998 to January 2000, Mr. Adamovich worked for Universal International and from February 1996 to April 1998, he was employed by GT Interactive. He also managed and designed the software distribution facility for Best Buy Company from 1990 to 1996. Prior to joining Best Buy, Mr. Adamovich led the warehouse operations for the Musicland Group.

         JOHN BRADLEY has been the Vice President IT of the Company since November 1999. Mr Bradley served in various information system positions with The Value Group from April 1998 to November 1999, AutoNation from April 1997 to April 1998, and Best Buy Company from June 1995 to April 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and any persons holding more than 10% of the outstanding common stock of the Company to file reports with the Securities and Exchange Commission concerning their initial ownership of common stock and any subsequent changes in that ownership. Following the effective date of the Company's Form 10-SB in November 1999, the Company's officers, directors and 10% shareholders failed to file Initial Statements of Beneficial Ownership on Form 3. In addition, Jeffrey Abrams and John Bradley, executive officers of STV, failed to file reports on Form 4 to reflect the receipt of option grants for 500,000 shares and 100,000 shares, respectively. The Company is currently assisting its officers and director with the preparation and filing of the required reports.

Item 10.  EXECUTIVE COMPENSATION

         The following table provides summary information for the fiscal year ended December 31, 1999 regarding all compensation paid to the Company's Chief Executive Officer and one other director whose compensation was more than $100,000.

                            SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION AWARDS
                                            ANNUAL COMPENSATION              SECURITIES UNDERLYING          ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION      YEAR     SALARY($)      BONUS($)              OPTIONS/SARS($)              COMPENSATION($)
---------------------------      ----     ---------      --------              ---------------              ---------------
Gerald J. Durand                 1999     $92,500        -0-                         -0-                          -0-
   President and Chief           1998     $28,000        -0-                         -0-                          -0-
   Executive Officer             1997     -0-            -0-                         -0-                          -0-

Ronald G. Wolfbauer              1999     $115,262       -0-                         -0-                          -0-
   Managing Director             1998     -0-            -0-                         -0-                          -0-
   International Strategic       1997     -0-            -0-                         -0-                          -0-
   Assets, Inc.

DIRECTOR COMPENSATION

         The Company's directors are not compensated for their services as directors of the Company. In late 1997, the three directors of the Company at the time (Mr. Durand, Mr. Brodkorb and Mr. Wolfbauer) were granted warrants to purchase a total of 1,859,000 shares of common stock of the Company at an exercise price of $1.00 per share over a five-year term, with Mr.

Durand receiving warrants to purchase 1,000,000 of the shares, Mr. Brodkorb receiving warrants to purchase 400,000 of these shares, and Mr. Wolfbauer receiving warrants to purchase 459,000 of these shares.

STOCK OPTIONS

         In January 2000, the Company granted non-qualified stock options to certain of its officers, employees and consultants. In total, the Company granted options to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.17 per share and options to purchase 65,000 shares of common stock at an exercise of $1.37 per share. Each of the stock options was fully vested on the date of grant and has a term of five years commencing on the grant date.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 29, 2000, certain information regarding the beneficial ownership of shares of common stock of the Company by (i) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (ii) each director of the Company, (iii) and all directors and executive officers of the Company as a group.

A. Security Ownership of Certain Beneficial Owners

                                                               NUMBER OF COMMON STOCK             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                             BENEFICIALLY OWNED               OUTSTANDING
------------------------------------                             ------------------               -----------
Barbara McLean(1)                                                       2,552,333                    17.4%
2208 North Wilmar Drive, Quincy, IL  62301

Michael G.W. Birch(2)                                                   1,625,000                    11.0%
1601 East Highway 13, Suite 100, Burnsville, MN  55337


B. Security Ownership of Management

                                                               NUMBER OF COMMON STOCK             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                             BENEFICIALLY OWNED               OUTSTANDING
------------------------------------                             ------------------               -----------
Gerald J. Durand(3)                                                     5,205,900                    33.8%
1601 East Highway 13, Suite 100, Burnsville, MN  55337

Bernard L. Brodkorb(4)                                                  1,700,000                    11.5%
1601 East Highway 13, Suite 100, Burnsville, MN  55337

Ronald G. Wolfbauer(5)                                                    918,000                     6.2%
1601 East Highway 13, Suite 100, Burnsville, MN  55337

Jeffrey T. Abrams(6)                                                      500,000                     3.4%
1601 East Highway 13, Suite 100, Burnsville, MN  55337

All directors and executive officers as a group                         8,323,900                    49.5%
(4 persons, including those named above)

(1) Includes 257,333 shares which may be acquired upon conversion of convertible debentures.
(2) Includes warrants to purchase 400,000 shares exercisable at $1.00 per share.
(3) Includes warrants to purchase 1,030,600 shares exercisable at $1.00 per share.
(4) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share.
(5) Includes warrants to purchase 459,000 shares exercisable at $1.00 per share.
(6) Includes options to purchase 500,000 shares exercisable at $1.17 per share.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The promoters of the Company are Gerald J. Durand, Bernard L. Brodkorb, Ronald G. Wolfbauer and Michael G.W. Birch, otherwise collectively known as the founders of the Company. Incident to the founding and organization of the Company in October 1997, the promoters of the Company received the following shares of common stock and related warrants incident to services rendered by them regarding the founding and organization of the Company. The services were valued on the basis of $.0001 per share. All of these warrants have five-year terms and can be exercised anytime during such term at a purchase price of $1.00 per share.

                                                               COMMON SHARES EXERCISABLE BY
NAME OF FOUNDER                    COMMON SHARES ISSUE                    WARRANT
---------------                    -------------------                    -------
Gerald J. Durand                        6,000,000                       1,030,600
Bernard L. Brodkorb                     1,750,000                         400,000
Ronald G. Wolfbauer                       459,000                         459,000
Michael G.W. Birch                      1,750,000                         400,000


         In January 1999, the Company redeemed a total of 1,650,000 shares of its common stock from Mr. Durand, Mr. Brodkorb and Mr. Birch as follows.
 Such shares were returned to the Company and contributed to the capital stock account of the Company for no consideration.

         NAME                             NUMBER OF SHARES REDEEMED
         ----                             -------------------------
         Gerald J. Durand                           600,000
         Bernard L. Brodkorb                        525,000
         Michael G.W. Birch                         525,000

         In February 1999, Barbara McLean exercised warrants to purchase 1,530,000 shares of common stock of the Company for $.50 per share, or total consideration of $765,000. Ms. McLean exercised these warrants in connection with an offer by the Company to all warrantholders to reduce the exercise price from $1.00 to $.50 for a temporary period. In total, warrants to purchase 2,342,080 shares of common stock were exercised for $528,202 in cash and $642,838 in gold bullion and coins.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      LISTING OF EXHIBITS

         The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 42.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999. On February 16, 2000, the Company filed a report on Form 8-K to report the change in its auditors to KPMG LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ISA INTERNATIONALE INC

                            By:  /s/Bernard L. Brodkorb
                               -------------------------------------------
                            Bernard L. Brodkorb
                            Chief Financial Officer and Treasurer

                            Date: March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                    DATE
---------                           -----                                    ----

/s/Gerald J. Durand                 President, Chief Executive Officer       March 29, 2000
---------------------------
Gerald J. Durand                    and Director
                                    (Principal Executive Officer)

/s/Bernard L. Brodkorb, Jr.         Chief Financial Officer, Treasurer       March 29, 2000
---------------------------
Bernard L. Brodkorb, Jr.            and Director
                                    (Chief Accounting Officer)

/s/Ronald G. Wolfbauer              Director                                 March 29, 2000
---------------------------
Ronald G. Wolfbauer

/s/Jeffrey T. Abrams                Director                                 March 29, 2000
---------------------------
Jeffrey T. Abrams


ISA INTERNATIONALE INC.
FORM 10-KSB

INDEX TO EXHIBITS

Item No.    Description
--------    -----------
3.1         Articles of Incorporation of the Company (incorporated by
            reference to Exhibit 2(i) to the Company's registration statement on Form 10-SB (File No. 0-27373)).

3.2         By-laws of the Company (incorporated by reference to Exhibit
            2(ii) to the Company's registration statement on Form 10-SB
            (File No.
            0-27373)).

4.1         Form of Common Stock Certificate (incorporated by reference to
            Exhibit 3 to the Company's Registration Statement on Form 10-SB
            (File No. 0-27373)).

10.1 Agreement and Plan of Business Combination dated April 11, 1998 between ISA Internationale Inc. (formerly known as 1-800 Consumer
            International Inc.), a Delaware corporation and Internationale
            Shopping Alliance, Inc., a Minnesota corporation (now a wholly-owned subsidiary of ISA Internationale Inc. (incorporated by reference to Exhibit 6(i) to the Company's registration statement on Form 10-SB (File No. 0-27373)).

10.2        Contract Agreement between ISA Internationale Inc. and Bee Sweet
            Enterprises dated March 26, 1999 (incorporated by reference to
            Exhibit 6(iii) to the Company's registration statement on Form
            10-SB (File No. 0-27373)).

10.3        Commercial lease agreement between  ISA Internationale Inc. and
            Claude Yow (incorporated by reference to Exhibit 6(ii) to the Company's registration statement on Form 10-SB (File No. 0-27373)).

10.4        Lease Agreement between Internationale Shopping Alliance, Inc. and
            Duke-Weeks Realty Limited Partnership dated December 23, 1999 (filed herewith electronically).

10.5 Unconditional Guaranty of Lease and Credit Enhancement Agreement by ISA Internationale Inc. dated December 30, 1999 (filed herewith electronically).

16.1 Letter on change in certifying accountant (incorporated by referenced to the Company's Report on Form 8-K dated February 2,
            2000).

21.1        Subsidiaries of the registrant (filed herewith electronically).




27.1        Financial Data Schedule (filed herewith electronically).