Form 10QSB
period 2000-03-31
ISA INTERNATIONALE INC
filed 2000-05-15
CIK 1095133

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-27373

               ---------------------------------------------------


                             ISA INTERNATIONALE INC.
             (Exact name of registrant as specified in its charter)

           DELEWARE                                        41-1925647
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         1601 EAST HIGHWAY 13, SUITE 100                            55337
                BURNSVILLE, MINNESOTA                             (Zip Code)
               (Address of principal
                 executive offices)

                                 (612) 736-0619
              (Registrant's telephone number, including area code)
               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                       ----    -----

                  -------------------------------------------

On May 15, 2000, there were 14,382,215 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                             ISA INTERNATIONALE INC.
                                   FORM 10-QSB
                                 MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2000 and December 31, 1999....................    6

                  Statements of Operations for the Three Months Ended March 31,
                       2000 and 1999...........................................................    7

                  Statements of Cash Flows for the Three Months Ended
                       March 31, 2000 and 1999.................................................    8

                  Notes to Financial Statements................................................   9-10

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................................  11-14


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ............................................   15


SIGNATURES ....................................................................................


INDEX TO EXHIBITS
 ...............................................................................................   17

-------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                    ISA INTERNATIONALE INC. AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                                 March 31, 2000

                                    Unaudited

                    ISA INTERNATIONALE INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----

Consolidated Balance Sheets                                                                  1

Consolidated Statements of Operations                                                        2

Consolidated Statements of Cash Flows                                                        3

Notes to Consolidated Financial
Statements                                                                                   4


                   ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                                                 MARCH 31,           DECEMBER 31,
                                                                                    2000                 1999
                                                                                ---------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                                     $ 245,649                260,807
        Other current assets                                                                707                286,000
                                                                                ---------------------------------------
            Total current assets                                                        246,356                546,807

Property, plant and equipment, net of depreciation                                      263,338                279,410
Deposits                                                                                180,423                 90,423
Net noncurrent assets of discontinued operations                                         43,530                 45,421
                                                                                ---------------------------------------
                                                                                      $ 733,647                962,061
                                                                                =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                              $ 130,830                147,913
        Net current liabilities from discontinued operations                            201,675                159,952
        Other current liabilities                                                        80,837                 41,725
                                                                                ---------------------------------------
            Total current liabilities                                                   413,342                349,590

Deferred lease costs                                                                     69,334                 77,077
Security deposits                                                                        14,908                 14,908
Convertible debentures payable                                                        1,490,788                986,000
                                                                                ---------------------------------------
            Total liabilities                                                         1,988,372              1,427,575

Shareholders' equity (deficit)
        Common stock, .0001 par value. Authorized 30,000,000 shares;                      1,438                  1,438
            issued and outstanding 14,382,215 shares in 2000 and 1999.
        Additional paid in capital                                                    2,904,482              2,566,032
        Accumulated deficit                                                          (4,160,645)            (3,032,984)
                                                                                ---------------------------------------
            Total shareholders' equity (deficit)                                     (1,254,725)              (465,514)

                                                                                ---------------------------------------
                                                                                      $ 733,647                962,061
                                                                                =======================================


                        See notes to consolidated financial statements

                   ISA INTERNATIONALE INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                             --------------------------------------------
                                                                     2000                    1999
                                                             -------------------      -------------------
Net sales                                                      $             --                   34,109

Cost of goods sold                                                           --                   20,923

                                                             --------------------------------------------
           Gross Profit                                                      --                   13,186

Operating expenses
       Selling and marketing                                                 --                   58,152
       Engineering  and programming                                     122,553                  301,593
       Warehousing and shipping                                              --                   30,810
       General and administrative                                       967,423                  212,557
       Depreciation                                                      13,184                   18,626
                                                             --------------------------------------------
           Operating earnings (loss)                                 (1,103,160)                (608,552)

       Interest income (expense), net                                   (46,201)                     726
       Other income (expense), net                                       12,294                       --
                                                             --------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  (1,137,067)                (607,826)

       Income taxes                                                          --                       --
LOSS FROM CONTINUING OPERATIONS                                      (1,137,067)                (607,826)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX                    9,405                   (2,866)
                                                             -------------------      -------------------
                                                                                                      --
                                                             --------------------------------------------
NET LOSS                                                       $     (1,127,662)                (610,692)
=========================================================================================================

Net income (loss) per share - basic and diluted
       Continuing operations                                   $          (0.08)                   (0.04)
       Discontinued operations                                             0.00                    (0.00)
       Net loss                                                           (0.08)                   (0.04)
=========================================================================================================

Weighted average shares of common stock outstanding:
       Basic and diluted                                             14,382,215               14,382,215
=========================================================================================================


                       See notes to consolidated finanacial statements

                   ISA INTERNATIONALE INC. AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
                                 (Unaudited)

                                                                     Three Months Ended March 31,
                                                             --------------------------------------------
                                                                     2000                    1999
                                                             -------------------      -------------------
CASH FLOWS FROM OPERATIONS:
       Loss from continuing operations                         $     (1,137,067)                (607,826)
       Adjustments to reconcile loss from
           continuing operations to cash
           used in operations:
           Non-cash compensation related to stock option issuance       338,450
           Depreciation                                                  13,184                   18,626
           Amortization of discount of note receivable                   24,148
           Amortization of deferred lease costs                         (12,661)
       Changes in operating assets and liabilities
           Accounts receivable                                               --                  (28,307)
           Other current assets                                         285,293                    1,003
           Deposits                                                     (90,000)                      --
           Accounts payable                                             (17,083)                  48,799
           Other current liabilities                                     39,112                   17,229
           Deferred rent                                                  4,919                       --
                                                             --------------------------------------------
           Cash by used in continuing operations                       (551,705)                (550,476)
           Cash provided by discontinued operations                      51,128
                                                             --------------------------------------------
           Cash used in all operations                                 (500,577)                (550,476)

Cash flows from investing activities:
       Proceeds from equipment sales                                      2,888
       Capital expenditures                                                                      (12,433)
       Discontinued operations                                            1,891                       --
                                                             --------------------------------------------
           CASH PROVIDED BY INVESTING ACTIVITIES               $          4,779                  (12,433)
                                                             --------------------------------------------
Cash flows from financing activities:
       Proceeds from issuance of convertible debentures                 480,640
       Proceeds from  common stock warrants exercises                      --                    476,990

                                                             --------------------------------------------
           CASH PROVIDED BY FINANCING ACTIVITIES               $        480,640                  476,990
                                                             --------------------------------------------
Net decrease in cash and cash equivalents                               (15,158)                 (85,919)
Cash and cash equivalents at beginning of period                        260,807                  175,186

                                                             --------------------------------------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD          $        245,649                   89,267
                                                             ===========================================

       Supplemental disclosure of non-cash items:
           Gold bullion received in exchange for common stock
           warrant exercises                                                              $      649,050


                       See notes to consolidated finanacial statements

                     ISA INTERNATIONALE INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





        1.    BASIS OF PRESENTATION

              In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

        2.    NATURE OF BUSINESS

              ISA Internationale Inc.'s (the Company) strategy is to develop, produce, and broadcast home shopping programming nationally and internationally via satellite, cable, and the internet. During 1999, the Company commenced operations as a precious metal bullion and coin distributor. In May, 2000, the Company approved a plan to discontinue these operations and have reported these operations within these financial statements as discontinued operations.

              In 2000, the Company changed the name of its wholly owned subsidiary from Internationale Shopping Alliance Incorporated to ShoptropolisTV.com.

        3.    NEW ACCOUNTING PRONOUNCEMENTS

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

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000, the SEC issued SAB No. 101A, (DEFERRAL OF THE EFFECTIVE DATE OF SAB 101) AND IMPLEMENTATION ISSUES RELATED TO SAB 101 which defers the effective date of SAB 101 by one quarter for certain registrants. SAB 101 is now effective beginning the second quarter of all fiscal years beginning after December 15, 1999 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will be required to adopt the guidance of this bulletin, beginning with the second quarter of fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.


                                      4                              (Continued)

                     ISA INTERNATIONALE INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


        4.    DISCONTINUED OPERATIONS

              In May 2000, the Company developed and is currently implementing a plan to dispose of its wholly owned subsidiary, International Strategic Assets, Inc. (the Subsidiary) through a sale to an individual who is an officer and director of the Company. The sale price will be approximately $175,000 and the assumption of all debt related to the operation of the Subsidiary as well as loans made to the Subsidiary. The $175,000 will be paid $100,000 upon closing with the remainder due within six months of the closing. The Company has determined that the sale will result in a gain of approximately $375,000 to the Company after providing for expected and anticipated losses from March 31, 2000 to the date of sale, anticipated to be no later than June 30, 2000. This projected gain will be recognized at the time of closing. All related assets of the discontinued operations have been separately reflected in these consolidated financial statements.

        5.    LIQUIDITY AND GOING CONCERN MATTERS

              The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $4,160,645 at March 31, 2000. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

              The Company has issued an additional $50,000 of convertible debentures since March 31, 2000. While the Company plans to seek additional financing under this arrangement, there can be no assurance that such financing will be consummated.

              The Company plans to obtain additional equity financing through the issuance of additional shares of common stock. There can be no assurance that such financing will be consummated.


                                      5                              (Continued)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that such forward looking statements involve risks and uncertainties, including, without limitation, the Company's need to obtain significant additional working capital in order to pursue its business strategy, risks associated with developing a new business, a history of operating losses, unanticipated changes in costs of doing business and obtaining merchandise, changes in governmental regulations, increases in labor costs and employee benefits, competition and pricing, need for market acceptance of a new business concept, and general economic and market conditions, as well as other factors set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or may not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved.

         Generally, such forward looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

OVERVIEW

         Through its wholly-owned subsidiary, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.) ("STV"), ISA Internationale Inc. (the "Company") is primarily engaged in the development of a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad variety of high-quality, moderately priced, unique consumer products. The STV shopping network is still in the development and production stage and has not yet commenced operation.

         The Company was incorporated in Delaware in 1989 under a former name, and was inactive at the time of its May 1998 reorganization through a merger with ShoptropolisTV.com, Inc., which is now a wholly-owned subsidiary of the Company. In connection with the merger, the former shareholders of this subsidiary acquired 89% of the outstanding common stock of the Company through a stock exchange in which the Company issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. The merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, the Company regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

         The Company incorporated a second wholly-owned subsidiary, International Strategic Assets, Inc., in March 1999. Since its formation, International Strategic Assets, Inc. has been engaged in direct sales via outbound telemarketing of precious metals consisting of mainly gold and silver coins and bars. In May 2000, the Company approved a plan to discontinue operation of its precious metals business, and the Company is currently evaluating a proposal to sell such business to Mr. Ronald Wolfbauer, an officer and director and insider of the Company. Based on initial negotiations, the purchase price would consist of approximately $175,000 in cash, payable over a six month period and the assumption of all debt related to the operation of precious metals subsidiary. There can be no assurance that the proposed sale of International Strategic Assets Inc. will take place on the terms described above, or that if such sale is not consummated, that the Company will successfully sell such business on any terms.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         SALES. The Company had no sales from continuing operations during the three months ended March 31, 2000. Compared to sales of $34,109 from continuing operations for the three months ended March 31, 1999, consisting solely of revenues from the Company's test launch of its TV shopping network which commenced at the end of 1998. Following the discontinuation of the Company's precious metals business, the Company's continuing operations consist solely of the ongoing development of its home shopping network and website. The Company does not anticipate receiving any revenues from such activities until the development is complete and its operations have been funded.

         GROSS PROFIT. Since the Company did not record any sales from continuing operations during the three months ended March 31, 2000, the Company did not record any cost of goods sold or gross profit for the period. The Company's cost of goods sold for the three months ended March 31, 1999 were $20,923, resulting in a gross profit from continuing operations of $13,186, or 39% of sales for the period.

         OPERATING EXPENSES. Operating expenses related to continuing operations for the three months ended March 31, 2000 were $1,103,160 compared to $608,552 for the same period in 1999. This increase in operating expense was due mainly to the increase in costs associated with the continued development of the Company's STV home shopping network operations non-cash compensation related to stock option grants to certain employees of the Company. General and administrative costs increased to $967,423 during the three months ended March 31, 2000, compared to $212,557 for the same period in 1999. This increase was primarily attributable to costs of production and development of the Company's programming and website content and increased salary expenses incurred in connection with the development of the Company's shopping network. As well as non-cash compensation related to stock option grants to certain empolyees of the Company. The increase in general and administrative costs were partially offset by lower selling, engineering and warehousing costs, which reflects the Company's lack of sales activity for the period. The Company anticipates that its operating expenses will increase significantly in future periods due to the expenses associated with developing and operating its home shopping network.

         LOSSES. Net losses from continuing operations for the three months ended March 31, 2000 were $1,137,067 compared to $607,826 for the three months ended March 31, 1999. The net losses in each period were due primarily to the considerable working capital expenses required to implement the Company's strategy for the development of its home shopping network.

DISCONTINUED OPERATIONS

         In May, 2000, the Company approved a plan to discontinue the operation of its precious metals business, and the Company is currently evaluating a proposal to sell such business to Mr. Ronald Wolfbauer, an officer and director and insider of the Company. Based on initial negotiations, the purchase price would consist of approximately $175,000 in cash, payable over a six month period and the assumption of all debt related to the operation of precious metals subsidiary. The Company has determined that the sale will result in a gain of approximately $375,000 to the Company after providing for expected and anticipated losses from March 31, 2000 to the date of sale, which is anticipated to be no later than June 30, 2000. The projected gain will be recognized at the time of closing. All related assets of the discontinued operations have been separately reflected in the condensed consolidated financial statements filed as a part of this Form 10-QSB.

         Such financial statements reflect that income from the discontinued operations for the three months ended March 31, 2000 was $9,405, compared to a loss of $2,866 for the three months ended March 31, 1999.

Such income and loss information has been prepared based on the specific sales, cost of goods sold and operating expense attributable to the precious metals business.

LIQUIDITY AND CAPITAL RESOURCES

         ISA has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to management of ISA. Between the inception of ISA in 1997 through December 31, 1997, ISA raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISA raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $522,490 was in cash and $649,050 was in gold bullion and coins transferred to ISA. Such gold bullion and coins were immediately liquid to ISA, and have since been converted to cash. From September 1999 through March 2000, the Company raised $1,490,788 through the sale of convertible unsecured debentures.

         As of March 31, 2000, the Company had current assets of approximately $246,356, consisting of $245,649 in cash and $707 in other current assets. At the same time, the Company had $413,342 in current liabilities, consisting of $130,830 in accounts payable, $201,675 in current liabilities from discontinued operations and $80,837 in other current liabilities. As such, the Company had a working capital deficit of $166,986 as of March 31, 2000. The Company's long-term liabilities on March 31, 2000 consisted of the outstanding principal amount of the debentures totaling $1,490,788 and deferred lease costs and security deposits of $84,242.

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

         For the three months ended March 31, 2000, the Company had a net decrease in cash of $15,158, which was attributable primarily to operating losses of $1,103,160 related to the development of its home shopping network concept and facility, offset by increases in other liabilities and long term debt.

         The Company's current capital resources are not sufficient to supports its planned development and operations. The Company believes that its current capital is sufficient to support its current operations for approximately 30 days, and the Company will not be able to continue the development of its STV home shopping network and related website or commerce operations thereof unless the Company is able to raise substantial additional capital. Anticipated capital expenditures for the development and ultimate operation of the STV shopping network include equipment purchases and leases, leasehold improvements, salaries and wages and general working capital. Currently, the Company estimates that approximately $6,000,000 of additional capital is necessary to commence and support the operation of the STV shopping network.

         The Company is continuing to seek additional sources of debt or equity financing. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain sufficient financing or to generate funds from operations sufficient to meet its operating and development needs, the Company will be unable to implement its current plans or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's consolidated financial statements for the years ended December 31, 1999 and 1998, and the notes to the condensed consolidated financial statements included in this Form 10-QSB, include an explanatory paragraph concerning the Company's ability to continue as a going concern.

INCOME TAX BENEFIT

         The Company has an income tax benefit from net operating losses which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2000 and 1999.

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

-------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.     LEGAL PROCEEDINGS

None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page __.

(b) FORM 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ISA INTERNATIONALE INC.

                                        /s/ Gerald J. Durand
                                      ---------------------------------
                                            Gerald J. Durand
                                            Chief Executive Officer and
                                              President


May 15, 2000                           /s/  Bernard L. Brodkorb
                                      ---------------------------------
                                            Bernard L. Brodkorb
                                            Chief Financial Officer and
                                              Treasurer
                                              (Chief Accounting Officer)

ISA INTERNATIONALE INC.
INDEX TO EXHIBITS
---------------------------------------------------------------------------

27.1 Financial Data Schedule for the Three Months Ended March 31, 2000 (filed herewith electronically).