Form 10QSB
period 2000-06-30
ISA INTERNATIONALE INC
filed 2000-08-14
CIK 1095133

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
-------------------------------------------------------------------------------

                                 FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                      OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 0-27373

                --------------------------------------------------

                             ISA INTERNATIONALE INC.
              (Exact name of registrant as specified in its charter)

              DELAWARE                                 41-1925647
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    1601 EAST HIGHWAY 13, SUITE 100                       55337
        BURNSVILLE, MINNESOTA                          (Zip Code)
        (Address of principal
          executive offices)

                                 (952) 736-0619
               (Registrant's telephone number, including area code)
                --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----     -----

                --------------------------------------------------

On August 14, 2000, there were 14,387,215 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                             ISA INTERNATIONALE INC.
                                  FORM 10-QSB
                                 JUNE 30, 2000


                               TABLE OF CONTENTS

                                                                                 Page
                                                                               Number
                                                                               ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2000 and December 31, 1999.....   3

                  Statements of Operations for the Three Months Ended June 30,
                     2000 and 1999 and the Six Months Ended June 30, 2000
                     and 1999..................................................   4

                  Statements of Cash Flows for the Six Months Ended June 30,
                     2000 and 1999.............................................   5

                  Notes to Financial Statements................................  6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................  8-11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.............................  12

SIGNATURES.....................................................................  13

INDEX TO EXHIBITS..............................................................  14


                      ISA INTERNATIONALE INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       June 30, 2000     December 31, 1999
ASSETS

Current assets:
        Cash and cash equivalents                                       $     16,118         $    260,807
        Other current assets                                                     707              286,000
                                                                    -----------------    -----------------
            Total current assets                                              16,825              546,807

Fixed assets:
        Property, plant and equipment, net of depreciation                   254,995              279,410
Deposits                                                                     180,423               90,423
Noncurrent assets of discontinued operations                                    --                 45,421
                                                                    -----------------    -----------------
            TOTAL ASSETS                                                $    452,243         $    962,061
                                                                    =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                $    197,317         $    147,913
        Net current liabilities of discontinued operations                      --                159,952
        Interest payable                                                     108,617                 --
        Other current liabilities                                             24,327               41,725
        Convertible debentures payable                                     1,591,640              986,000
                                                                    -----------------    -----------------
            Total current liabilities                                      1,921,901            1,335,590

Deferred lease costs                                                          51,755               77,077
Security deposits                                                             14,908               14,908
                                                                    -----------------    -----------------
            Total liabilities                                              1,988,564            1,427,575

Shareholders' Equity (Deficit)
        Common stock                                                           1,439                1,438

            $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 14,387,215 and 14,382,215 shares at June 30, 2000 and December 31, 1999, respectively

        Additional paid in capital                                         2,911,331            2,566,032
        Accumulated deficit                                               (4,449,091)          (3,032,984)
                                                                    -----------------    -----------------
            Total shareholders' deficit                                   (1,536,321)            (465,514)
                                                                    -----------------    -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $    452,243         $    962,061
                                                                    =================    =================

        See accompanying notes to condensed consolidated financial statements

                     ISA INTERNATIONALE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                      THREE MONTHS ENDING                     SIX MONTHS ENDING
                                               ---------------------------------     -----------------------------------
                                                June 30, 2000     June 30, 1999       June 30, 2000       June 30, 1999
                                               ---------------   ---------------     ---------------     ---------------
Net sales                                       $       --        $     29,697        $       --          $     63,806

Cost of goods sold                                      --             (29,123)               --               (48,046)

                                               ---------------   -----------------------------------     --------------
           Gross profit                                 --                 574                --                15,760

Operating expenses
       Selling and marketing                            --              15,822                --                73,974
       Engineering  and programming                      146           339,694             122,699             641,287
       Warehousing and shipping                         --              13,553                --                44,363
       General and administrative                    659,456           223,086           1,626,879             437,644
       Depreciation                                   13,184            17,838              26,368              36,464
                                               ---------------   -----------------------------------     --------------
           Operating loss                           (672,786)         (609,419)         (1,775,946)         (1,217,972)

       Interest expense, net                         (26,965)              211             (73,166)                937
       Other income, net                              29,157              --                41,451                --
                                               ---------------   -----------------------------------     --------------
LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                        (670,594)         (609,208)         (1,807,661)         (1,217,035)

       Income taxes                                     --                --                  --                  --
LOSS FROM CONTINUING OPERATIONS                     (670,594)         (609,208)         (1,807,661)         (1,217,035)
Discontinued operations:
       Operating income  net of taxes                   --             (29,975)              9,405             (32,840)
       Net income (loss), after taxes on
       disposition                                   382,149              --               382,149                --
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations         382,149           (29,975)            391,554             (32,840)
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $   (288,445)     $   (639,183)       $ (1,416,107)       $ (1,249,875)
=======================================================================================================================
Net income (loss) per share-basic and diluted
       Continuing operations                    $      (0.05)     $      (0.04)       $      (0.13)       $      (0.08)
       Discontinued operations                          0.03             (0.00)               0.03               (0.00)
       Net loss                                 $      (0.02)     $      (0.04)       $      (0.10)       $      (0.09)
=======================================================================================================================
Average shares of common stock outstanding,
       basic and diluted                          14,383,094        14,382,215          14,382,654          14,382,215
=======================================================================================================================

       See accompanying notes to condensed consolidated financial statements.

                     ISA INTERNATIONALE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS ENDED          SIX MONTHS ENDED
                                                                 June 30, 2000            June 30, 1999
CASH FLOWS FROM OPERATIONS:
   Loss from continuing operations                                 $(1,807,661)             $(1,217,035)
   Adjustments to reconcile loss from
      continuing operations to cash
      used in operations:
      Non-cash compensation related to stock option issuance           338,450                     --
      Depreciation and amortization                                     26,368                   36,464
      Amortization of deferred lease costs                             (25,322)                    --
   Changes in operating assets and liabilities
      Other current assets                                             285,293
      Accounts receivable                                                --                    (106,827)
      Inventories                                                        --                    (324,329)
      Deposits                                                         (90,000)                  92,195
      Accounts payable                                                  49,404                  190,845
      Interest payable                                                 108,617                     --
      Other current liabilities                                        (17,398)                  (5,629)

                                                               -----------------------------------------
Cash used in continuing operations                                  (1,132,249)              (1,334,316)
Cash provided by discontinued operations                               270,291                   12,619

                                                               -----------------------------------------
      Cash used in all operations                                     (861,958)              (1,321,697)
                                                               -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                   --                    (22,804)
   Proceeds from equipment sales                                         2,888                     --
   Discontinued operations                                               1,891                   14,556
                                                               -----------------------------------------
      Cash provided by (used in) investing activities                    4,779                   (8,248)
                                                               -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debentures                    605,640                    --
   Proceeds from issuance of common stock                                6,850                    --
   Proceeds from issuance of common stock warrants                        --                  1,171,040

                                                               -----------------------------------------
      Cash provided by financing activities                            612,490                1,171,040
                                                               -----------------------------------------

Net decrease in cash and cash equivalents                             (244,689)                (158,905)
Cash and cash equivalents at beginning of period                       260,807                  186,600

                                                               -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    16,118               $   27,695
                                                               =========================================

          See accompanying notes to condensed consolidated financial statements.

                    ISA INTERNATIONALE INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




1.    BASIS OF PRESENTATION

      In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments
      (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2000, and the results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.    NATURE OF BUSINESS

      ISA Internationale Inc.'s (the Company) strategy is to develop, produce, and broadcast home shopping programming nationally and internationally via satellite, cable, and the internet. During 1999, the Company commenced operations as a precious metal bullion and coin distributor. At June 30, 2000, the Company has discontinued these operations and have reported these operations within these financial statements as discontinued operations.

      In 2000, the Company changed the name of its wholly owned subsidiary from Internationale Shopping Alliance Incorporated to ShoptropolisTV.com, Inc.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (as amended by SFAS No. 137 with respect to effective date and SFAS No. 138 with respect to certain hedging activities) will be effective for the Company in January, 2001. SFAS 133 requires all derivatives to be recognized as assets and liabilities on the balance sheet and measured at fair value on a mark to market basis. The impact of adoption on the Company's financial statements has not yet been determined.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. As amended, SAB 101 is now effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The impact of adoption on the Company's financial statements has not yet been determined.

4.    DISCONTINUED OPERATIONS

      On May 19, 2000, the Company completed a plan to dispose of its wholly owned subsidiary, International Strategic Assets, Inc. (the Subsidiary) through a sale to an individual who is an officer and director of the Company. The sale price was $175,000 and the assumption of all debt related to the operation of the Subsidiary as well as loans made to the Subsidiary. A gain of approximately $382,000 was realized during the quarter ending June 30, 2000. All related assets of the discontinued operations have been separately reflected in these consolidated financial statements.

5.    LIQUIDITY AND GOING CONCERN MATTERS

      The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $4,449,091 at June 30, 2000. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

      In an effort to manage its remaining cash, the Company announced the layoff of 12 contract employees on June 8, 2000. Currently, the Company is being operated by [2] remaining officers and [2] remaining employees.
      The remaining officers are currently not drawing any salary from the Company. In addition, the Company has suspended its development efforts pending the receipt of additional financing.

      The Company was in default under the terms of the lease for its office and warehouse facility located in Eagan, Minnesota as the Company has been unable to make the monthly lease payment of $36,000 for June and July, 2000 [add terms of renegotiated lease] The Company is also in default on its obligation to make the first of its semi-annual interest payments of $xx,xxx on certain convertible 12% debentures issued between September 1999 and June 2000. As such, all of these notes have been classified as current liabilities as of June 30, 2000.

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

         Through its wholly-owned subsidiary, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.) ("STV"), ISA Internationale Inc. (the "Company") is primarily engaged in the development of a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad variety of high-quality, moderately priced, unique consumer products. The STV shopping network is still in the development and production stage and has not yet commenced operation. On June 8, 2000, in an effort to manage its remaining cash, the Company terminated 12 contract employees. Currently, the Company is being operated by two remaining officers and two employees. In addition, the Company has suspended its development efforts pending the receipt of additional financing. The Company is actively seeking a number of financing and strategic alternatives.

         The Company incorporated a second wholly-owned subsidiary, International Strategic Assets, Inc., in March 1999, which was engaged in direct sales via outbound telemarketing of precious metals consisting of mainly gold and silver coins and bars. As of March 31, 2000, the Company had discontinued the operation of its precious metals business. On May 19, 2000, the Company and Ronald G. Wolfbauer executed and closed an Agreement for the Purchase of Corporate Stock (the "Purchase Agreement") pursuant to which the Company sold all of the outstanding common stock of its wholly-owned subsidiary, International Strategic Assets, Inc. Pursuant to the terms of the Purchase Agreement, the Company received a cash payment of $175,000 in payment of the full purchase price at the closing. The purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of International Strategic Assets, Inc. and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of International Strategic Assets, Inc. The funds used for the payment of the redemption price were provided to International Strategic Assets, Inc. by Mr. Ronald Wolfbauer in the form of a loan which was funded prior to the purchase.

         Prior to the sale of the common stock of International Strategic Assets, Inc., Mr. Ronald G. Wolfbauer had served as a director of the Company and International Strategic Assets, Inc. On May 15, 2000, Mr. Wolfbauer resigned as a director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company (ISA) has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to the management of ISA. Between the inception of ISA in 1997 through December 31, 1997, ISA raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISA raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISA. Such gold bullion and coins were immediately liquid to ISA, and have since been converted to cash. From September 1999 through June 2000, the Company raised $1,591,640 through the sale of convertible unsecured debentures. Finally, through August 9, 2000, the Company received $129,600 from the private issuance and sale of 864,000 shares of common stock.

         As of June 30, 2000, the Company had current assets of approximately $16,825, consisting of $16,118 in cash and $707 in other current assets. At the same time, the Company had $1,921,901 in current liabilities, consisting of $197,317 in accounts payable, $108,617 in interest payable, $24,327 in current liabilities and $1,591,640 in convertible debentures payable which are classified as current due to the Company's default resulting from non-performance on interest payments due June 30, 2000. As such, the Company had a working capital deficit of $1,905,076 as of June 30, 2000. The Company's long-term liabilities on June 30, 2000 consisted of deferred lease costs and security deposits of $66,663.

         The activities of the second quarter through June 30, 2000 consisted of activities necessary to consummate the sale of the Company's subsidiary, International Strategic Assets, Inc. The Company incurred $672,786 of operating expenses in the continued development of its multi-media home shopping network. This is an increase of $63,367 or 10.4% compared to the three month period ending June 30, 1999 of $609,993.

         The Company had no capital expenditures from its inception in October 1997 to year end 1997. During the year ended December 31, 1998, the Company incurred capital expenditures totaling $434,614, primarily for data processing hardware and software systems, telemarketing and computer telephone equipment, and broadcast and studio equipment for the Company's home shopping TV network including extensive satellite uplink transmission equipment. During the year ended December 31, 1999, the Company incurred capital expenditures of $78,844 primarily for equipment for its precious metals sales and administrative offices in suburban Minneapolis/St. Paul.

         In an effort to manage its remaining cash, the Company announced the layoff of 12 contract employees on June 8, 2000. Currently, the Company is being operated by [2] remaining officers and [2] remaining employees. The remaining officers are currently not drawing any salary from the Company. In addition, the Company has suspended its development efforts pending the receipt of additional financing.

         The Company is in default under the terms of the lease for its office and warehouse facility located in Eagan, Minnesota as the Company has been unable to make the monthly lease payment of $36,000 for June and July, 2000 [add terms of renegotiated lease] The Company is also in default on its obligation to make the first of its semi-annual interest payments of $108,617 on certain convertible 12% debentures issued between September 1999 and June 2000. As such, all of these notes have been classified as current liabilities as of June 30, 2000.

         The Company's current capital resources are not sufficient to support its planned development and continuing operations. The Company will not be able to continue the development of its STV home shopping network and related website or commence operations unless the Company is able to raise substantial additional capital. Anticipated capital expenditures for the development and ultimate operation of the STV shopping network include equipment purchases and leases, leasehold improvements, salaries and wages and general working capital. Currently, the Company estimates that approximately $8,000,000 of additional capital is necessary to commence and support the operation of the STV shopping network. During the second quarter of 2000, one common stock warrant was exercised for 5,000 shares at the exercise amount of $6,850.

         The Company is continuing to actively seek additional sources of debt or equity financing. If additional funds are raised through the sale and issuance of equity securities, our current stockholders may experience a significant dilution in their ownership of the Company. There can be no assurance that the necessary additional financing will be available to the Company on a timely basis, or that such capital will be available on terms favorable or acceptable to the Company. If the Company is unable to obtain sufficient financing or to generate funds from operations sufficient to meet its operating and development needs, the Company will be unable to implement its current plans, develop the STV content and format, or continue its operations.

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

INCOME TAX BENEFIT

         The Company has an income tax benefit from net operating losses of approximately $4,449,091 at June 30, 2000 which is available to offset any future taxable income. These carryforwards start to expire in 2013. None of this benefit was recorded in the accompanying financial statements as of June 30, 2000 and 1999. As a result of the Company's capital raising efforts, a change of control may occur for income tax purposes that may severely limit the Company's ability to utilize these net operating loss tax carryforwards.

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

-------------------------------------------------------------------------------
                          PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company reports one warrant exercise for 5000 shares for $6,850, issued during the quarter ended June 30, 2000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company reports the default on 12% convertible debentures payable in the amount of $1,591,640 as of June 30, 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 12.

(b) FORM 8-K. The Company filed one report on Form 8-K during the three months ended June 30, 2000 reporting on the sale of its wholly-owned subsidiary, International Strategic Assets, Inc. on May 19, 2000.

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


                                          ISA INTERNATIONALE INC.

                                           /s/ Gerald J. Durand
                                         ---------------------------------
                                               Gerald J. Durand
                                               Chief Executive Officer and
                                                 President

August 14, 2000

ISA INTERNATIONALE INC.
INDEX TO EXHIBITS
-----------------------------------------------------------------------

27.1 Financial Data Schedule for the six Months Ended June 30, 2000 (filed herewith electronically

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS AND ALL ACCOMPANYING NOTES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.