Form 10-Q
period 2000-09-30
ISA INTERNATIONALE INC
filed 2000-11-14
CIK 1095133

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

On November 14, 2000, there were 17,923,881 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE, INC.
                                  FORM 10-QSB
                               SEPTEMBER 30, 2000


                                TABLE OF CONTENTS





PART 1, FINANCIAL INFORMATION


                                                                                     PAGE NUMBER

         ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets as of September 30, 2000 and December 31, 1999                    3
            Statements of Operations for the Three Months Ended September 30, 2000
              And 1999 and the Nine Months Ended September 30, 2000 and 1999                 4
            Statements of Cash Flows for the Nine Months Ended September 30, 2000
              And 1999                                                                       5
            Notes to Financial Statements                                                  6-7

         ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.                                     8-11


PART 2. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                          12

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                  12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                            12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                                                    12

         ITEM 5. OTHER INFORMATION                                                          12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           13

         SIGNATURES                                                                         14

         INDEX TO EXHIBITS


                    ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                (Unaudited)
                                                             September 30, 2000   December 31, 1999
                                                             ------------------   -----------------

ASSETS

Current assets:
  Cash and cash equivalents ..............................      $     4,730          $   260,807
  Other current assets ...................................               --              286,000
                                                                -----------          -----------
    Total current assets .................................            4,730              546,807

Fixed assets:
  Property, plant and equipment, net of depreciation .....          236,971              279,410
Deposits .................................................            9,408               90,423
Noncurrent assets of discontinued operations .............               --               45,421
                                                                ===========          ===========
    TOTAL ASSETS .........................................      $   251,109          $   962,061
                                                                ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .......................................      $   670,890          $   147,913
  Convertible debentures payable .........................        1,591,640              986,000
  Interest payable .......................................          164,239                   --
  Other current liabilities ..............................            9,088               41,725
  Net current liabilities of discontinued operations .....               --              159,952
                                                                -----------          -----------
    Total Current Liabilities ............................        2,435,857            1,335,590

Deferred lease costs .....................................           39,094               77,077
Security deposits ........................................           14,908               14,908
                                                                -----------          -----------
    Total liabilities ....................................        2,489,859            1,427,575

Shareholders' Equity (Deficit)
  Common stock ...........................................            1,502                1,438
    $.0001 par value. Authorized 30,000,000 shares; issued
    and outstanding 15,023,881 and 14,382,215 shares at
    September 30, 2000 and December 31, 1999, respectively
  Additional paid in capital .............................        3,058,368            2,566,032
  Accumulated deficit ....................................       (5,298,620)          (3,032,984)
                                                                -----------          -----------
    Total shareholders' deficit ..........................       (2,238,750)            (465,514)

                                                                ===========          ===========
  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ..............      $   251,109          $   962,061
                                                                ===========          ===========


See accompanying notes to consolidated condensed financial statements

                   ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (Unaudited)      (Unaudited)     (Unaudited)         (Unaudited)
                                                           THREE MONTHS ENDING               NINE MONTHS ENDING
                                                      September 30,    September 30,     September 30,      September 30,
                                                          2000             1999              2000              1999
                                                      -------------    -------------     -------------      -------------

Net sales .........................................   $         --      $         --      $         --      $     63,806
Cost of goods sold ................................             --                --                --           (48,046)
                                                      ------------      ------------      ------------      ------------

  Gross profit ....................................             --                --                --            15,760

Operating Expenses
  Selling and marketing ...........................             --                --                --            73,974
  Engineering  and programming ....................             --            41,977           122,699           683,264
  Warehousing and shipping ........................             --            60,629                --           104,992
  General and administrative ......................        795,376           228,777         2,422,255           666,621
  Depreciation ....................................         13,184            28,954            39,552            67,418
                                                      ------------      ------------      ------------      ------------
    Operating loss ................................       (808,560)         (360,337)       (2,584,506)       (1,580,509)
  Interest expense, net ...........................        (55,622)              280          (128,788)            1,217
  Other income, net ...............................         14,653                --            56,104                --
                                                      ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (849,529)         (360,057)       (2,657,190)       (1,579,292)
  Income taxes ....................................             --                --                --                --
LOSS FROM CONTINUING OPERATIONS ...................       (849,529)         (360,057)       (2,657,190)       (1,579,292)
Discontinued Operations:
  Operating income, net of taxes ..................             --                --             9,405            63,771
  Net income, after taxes on disposition ..........             --                --           382,149                --
                                                      ------------      ------------      ------------      ------------
Earnings from discontinued operations .............             --                --           391,554            63,771
                                                      ------------      ------------      ------------      ------------
NET LOSS ..........................................   $   (849,529)     $   (360,057)     $ (2,265,636)     $ (1,515,521)
                                                      ============      ============      ============      ============
Net income (loss) per share-basic and diluted
  Continuing operations ...........................   $      (0.06)     $      (0.03)     $      (0.18)     $      (0.11)
  Discontinued operations .........................             --                --              0.03              0.00
  Net loss ........................................   $      (0.06)     $      (0.03)     $      (0.15)     $      (0.11)
                                                      ============      ============      ============      ============
Average shares of common stock outstanding,
  basic and diluted ...............................     14,703,048        14,382,215        14,703,048        14,382,215
                                                      ============      ============      ============      ============


          See accompanying notes to consolidated condensed financial statements

                   ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)

                                                               (Unaudited)        (Unaudited)
                                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                            September 30, 2000  September 30, 1999
                                                            ------------------  ------------------
CASH FLOWS FROM OPERATIONS:
  Loss from continuing operations ........................    $(2,657,190.00)     $(1,579,292)
  Adjustments to reconcile loss from
    continuing operations to cash
    used in operations:
    Non-cash compensation related to stock option issuance        338,450                  --
    Depreciation and amortization ........................         39,552              67,418
    Amortization of deferred lease costs .................        (37,983)                 --
  Changes in operating assets and liabilities
    Other current assets .................................        286,000                  --
    Deposits .............................................         90,000              89,518
    Accounts payable .....................................        522,977              89,270
    Interest payable .....................................        164,239                  --
    Other current liabilities ............................        (32,637)              7,510
                                                              --------------      -----------
Cash used in continuing operations .......................     (1,286,592)         (1,325,576)
Cash provided by discontinued operations .................        270,291              11,611
                                                              --------------      -----------
    Cash used in all operations ..........................     (1,016,301)         (1,313,965)
                                                              --------------      -----------
CASH FLOWS FROM INVESTING ACITIVITIES
  Capital expenditures ...................................          2,705             (51,794)
  Proceeds from equipment sales ..........................          2,888                  --
  Discontinued operations ................................          1,891              14,556
                                                              --------------      -----------
    Cash used in investing activities ....................          7,484             (37,238)
                                                              --------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures .......        605,640                  --
  Proceeds from issuance of common stock .................        147,100                  --
  Proceeds from issuance of common stock warrants ........             --           1,171,040
                                                              --------------      -----------
    Cash provided by financing activities ................        752,740           1,171,040
                                                              --------------      -----------

Net decrease in cash and cash equivalents ................       (256,077)           (180,163)
Cash and cash equivalents at beginning of period .........        260,807             186,600
                                                              --------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............    $     4,730         $     6,437
                                                              ===========         ===========



          See accompanying notes to consolidated condensed financial statements

                    ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of September 30, 2000, and the results of its operations and cash flows for the nine months ended September30, 2000 and 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The financial statements of the Company at September 30, 2000 have not been reviewed either in part or in whole by the Company's independent auditors. In accordance with Regulation S-B, Rule 310(b), of the Securities and Exchange Commission, the lack of a review by the Company's independent auditors is a material matter that must be accordingly disclosed in these financial statements as of September 20, 2000. In the Company's opinion, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are a fair and reasonable presentation of the Company's financial position as of September 30, 2000 and the results of its operations for the nine months ended September 30, 2000.


2.       NATURE OF BUSINESS

         ISA Internationale Inc.'s (the Company) strategy is to develop, produce, and broadcast home shopping programming nationally and internationally via satellite, cable, and the internet. During 1999, the Company commenced operations as a precious metal bullion and coin distributor. At September 30, 2000, the Company has discontinued these operations and have reported these operations within these financial statements as discontinued operations.

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

4.       DISCONTINUED OPERATIONS

         On May 19, 2000, the Company completed a plan to dispose of its wholly owned subsidiary, International Strategic Assets, Inc. (the Subsidiary) through a sale to an individual who is an officer and director of the Company. The sale price was $175,000 and the assumption of all debt related to the operation of the Subsidiary as well as loans made to the Subsidiary. A gain of $382,149 was realized during the quarter ending June 30, 2000. All related assets of the discontinued operations have been separately reflected in these consolidated financial statements.

5.       LIQUIDITY AND GOING CONCERN MATTERS

         The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,298,620 at September 30, 2000. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

         The Company is currently being managed by one (1) remaining officer. In addition, the Company has suspended its development activities pending the resolution of its financial problems, which included the resolution of the default conditions that currently exist in the lease for its warehouse and office facilities and the payment of both interest and principal and interest due on convertible notes payable issued through September 30, 2000. The Company plans to obtain additional equity financing through the issuance of additional shares of common stock. There can be no assurance that such financing will be consummated.

         The Company was in default under the terms of the lease for its office and warehouse facility located in Eagan, Minnesota as the Company has not been able to make the monthly lease payment of $36,000 for the months of July through and including November, 2000. The Company is attempting to resolve this lease with its landlord. No provision has been made in these financial statements for any additional costs that may be incurred in the Company's attempt to resolve this problem, including but not limited to the liability that has now occurred for the payment of the full lease due under its related term.

         The Company has forfeited security lease deposits in the amount of $171,015 as of September 30, 2000. The forfeited deposits are reflected in these financial statements as additional rent expense, in addition to the normal monthly rent payments that have not been paid by the Company.

         The Company is also in default under the terms of the convertible notes payable in the full amount as the interest payments due therein have not been paid in any amount at September 30, 2000. Furthermore, there is no ability on the part of the Company to pay the interest in the future unless and until the Company can commence discussions with the note holders and successfully resolve, under terms satisfactory to the Company and the note holders, a resolution of the current default.

         In November, the Company commenced a financing arrangement wherein additional capital in the amount of $50,000 was obtained in exchange for 5,000,000 preferred convertible shares (3 1/2 for 1) and 2,900,000 common shares, for $30,000 and $20,000 in 12% secured convertible notes payable. Additional financing is contemplated for the Company, but such financing is not guaranteed and is contingent upon pending successful resolution of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital.

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

         Through its wholly-owned subsidiary, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.) ("STV"), ISA Internationale Inc. (the "Company") was primarily engaged in the development of a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad variety of high-quality, moderately priced, unique consumer products. On June 8, 2000, in an effort to manage its remaining cash, the Company laid off 12 contract employees. Currently, the Company is being operated by one remaining officers. Further, the Company has suspended its development efforts pending the receipt of additional financing or capital. The Company is actively seeking a number of financing and strategic alternatives.

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

LIQUIDITY AND CAPITAL RESOURCES

         ISA has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to the management of ISA. Between the inception of ISA in 1997 through December 31, 1997, ISA raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISA raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISA. Such gold bullion and coins were immediately liquid to ISA, and have since been converted to cash. From September 1999 through September 2000, the Company raised $1,591,640 through the sale of convertible unsecured debentures.


[As of September 30, 2000, the Company had current assets of approximately $4,730, consisting of $4,730 in cash. At the same time, the Company had $2,435,857 in current liabilities, consisting of $670,890 in accounts payable, $164,239 in interest payable, $9,088 in current liabilities and $1,591,640 in convertible debentures payable. As such, the Company had a working capital deficit of $2,431,127 as of September 30, 2000. The Company's long term liabilities on September 30, 2000 consisted of deferred lease costs and security deposits of $54,002.]

         [The Company had no capital expenditures from its inception in October 1997 to yearend 1997. During the year ended December 31, 1998, the Company incurred capital expenditures totaling $434,614, primarily for data processing hardware and software systems, telemarketing and computer telephone equipment, and broadcast and studio equipment for the Company's home shopping TV network including extensive satellite uplink transmission equipment. During the year ended December 31, 1999, the Company incurred capital expenditures of $78,844 primarily for equipment for its precious metals sales and administrative offices in suburban Minneapolis/St. Paul.]

         In an effort to manage its remaining cash, the Company announced the layoff of 12 contract employees on June 8, 2000. Currently, the Company is being operated by [1] remaining officer. In addition, the Company has suspended its development efforts pending the receipt of additional financing and capital.

         The Company was in default under the terms of the lease for its office and warehouse facility located in Eagan, Minnesota as the Company has been unable to make the monthly lease payment of $36,000 for the months from July through November, 2000. The Company is also in default on its obligation to make the first of its semi-annual interest payments in the amount of $164,239 on certain convertible 12% debentures issued between September 1999 and September June 2000. As such, all of these notes have been classified as current liabilities as of September 30, 2000, as the Company is in default in accordance with their terms.

         The Company's current capital resources are not sufficient to supports its planned development and continuing operations. The Company will not be able to continue the development of its STV home shopping network and related website or commerce operations thereof unless the Company is able to raise substantial additional capital. Anticipated capital expenditures for the development and ultimate operation of the STV shopping network include equipment purchases and leases, leasehold improvements, salaries and wages and general working capital. [Currently, the Company estimates that approximately $8,000,000 of additional capital is necessary to commence and support the operation of the STV shopping network.]

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

INCOME TAX BENEFIT

         The Company has an income tax benefit from net operating losses of approximately $5,298,620at September 30,2000 which is available to offset any future taxable income. These carryforwards start to expire in 2013 None of this benefit was recorded in the accompanying financial statements as of September 30, 2000 and 1999. As a result of the Company's capital raising efforts, a change of control may occur for income tax purposes that may severely limit the Company's ability to utilize these net operating loss tax carryforwards.

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

                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings

The Company has been named as a defendent in a lawsuit alleging that two of the Company's former officers and its formerly owned subsidiary, International Strategic Assets, Inc., and the Parent Company itself, have caused damages in excess of $50,000 to the former employer of the Company's former two officers through the loss of confidential information. The Company believes the lawsuit is without merit. Accordingly, no provision for damages has been provided for in these financial statements.

Item 2. Changes in Securities and Use of Proceeds

The Company reports that 5,000 shares were issued for $6,850 during the quarter ended June 30, 2000. Further, there were 636,666 shares issued for $147,000 during the quarter ended September 30, 2000. Subsequent to September 30, 2000, there was 5,000,000 preferred shares, $.0001 par value, issued for $1,000, and 2,900,000 common shares issued for 29.000, as a part of a new capital financing arrangement commenced by the Company in November, 2000.

Item 3. Defaults Upon Senior Securities

The Company was in default with all of its convertible debentureholders at September 30, 2000. Interest payments on these notes has not been paid in the amount of $164,239. The Company does not currently have the financial ability to make the scheduled interest payments.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

   (a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on Page 12.

   (b) Form 8-K.

None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereinto duly authorized.



                                    ISA INTERNATIONALE, INC.


                                    By     Jack T. Wallace
                                        ---------------------
                                           Jack T. Wallace

                                        Chief Executive Officer
                                             and President


November 14, 2000.