Form 10KSB
period 2000-12-31
ISA INTERNATIONALE INC
filed 2001-05-21
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------------

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number:  000-27373
-------------------------------------

ISA INTERNATIONALE, INC.
(Exact name of registrant as specified in its charter)



          Delaware                                 41-1925647
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 21023
Eagan, MN  55121-2433
(Mailing address of principal executive offices)

Issuer's telephone number  (952) 736-0619
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:              Name of each exchange on which registered:
    None                                        Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of class)
--------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: None for continuing operations.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act. $305,058 as of May 18, 2001.
The number of shares outstanding of the issuer's common stock as of December 31, 2000: Common stock, $.0001 Par Value 20,337,213.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                      Page
                                  PART I

Item 1.  Description of Business                                         4
Item 1-A.Important Factors                                               7
Item 2.  Description of Properties                                       9
Item 3.  Legal Proceedings                                              11
Item 4.  Submission of Matters to a Vote of Security Holders            12


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters	       12
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     17
Item 7.  Financial Statements and Supplementary Data                    22
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      41


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            43
Item 10. Executive Compensation                                         47
Item 11. Security Ownership of Certain Beneficial Owners
          and Management                                                49
Item 12. Certain Relationships and Related Transactions                 51
Item 13. Exhibits and Reports on Form 8-K                               53

         Signatures                                                     52

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

PART I
Item 1. DESCRIPTION OF BUSINESS

Through May 18, 2000, ISA Internationale Inc. ("ISAI") had two wholly owned subsidiary Minnesota corporations, ShoptropolisTV.com, Inc. (Shoptropolis) (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc. ("ISA"), engaged in two distinct businesses: the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers, and direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

On May 19, 2000, ISAI sold ISA. In November 2000, for all practical purposes, ISAI ceased daily operations of Shoptropolis. ISAI and Shoptropolis are presently restructuring its business strategy, financial activities and operations.

As used herein, the terms "ISAI" and the "Company" refer to ISA Internationale Inc. and its subsidiaries, unless the context indicates otherwise.

A. Corporate Organization and Recapitalization

ISA Internationale Inc. was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc., which is now a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with ShoptropolisTV.com, Inc.

ISAI incorporated its precious metals subsidiary, International
Strategic Assets, Inc., in March 1999.  On May 19, 2000 ISAI sold
International Strategic Assets, Inc. through a sale to an individual who was an officer and director of ISAI.

B. The ISAI Home Shopping Network, ShoptropolisTV.com, Inc.

ISAI's primary business strategy in its development of Shoptropolis, was to develop a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products.

When established, ISAI's home shopping network was to offer a wide variety of consumer merchandise, much of which would not be available from other sources. Merchandise would include jewelry, gemstones, watches, varied collectibles, household appliances and cookware, consumer electronic products, books, art, antiques, apparel items, sports equipment and memorabilia, and other items which could be portrayed favorably through television programming or Internet website presentation. ISAI intended to obtain its merchandise from numerous domestic and overseas vendors and manufacturers. Due to pre-existing relationships with potential key vendors, ISAI believed that it would be able to procure more products on a consignment basis than would be otherwise possible.

ISAI was originally devoted to establishing Shoptropolis as a premier diversified media specialty retailer in the television home shopping network and e-commerce industries. The Company believed that an emphasis on programming, production presentation, ease of use, quality control, superior customer service, and aggressive advertising would create a unique environment that would attract television and on-line shoppers of all ages. Superior customer service would also be a key factor in Shoptropolis' goal of achieving customer retention, repeat business, reduction of returns and customer loyalty. The home-shopping concept was based on providing a fun, exciting, entertaining and easy-to-shop environment.

Background of the ISAI Shopping Network. ISAI's multimedia home shopping concept was commenced in October 1997, and from then until the summer of 1998, ISAI formulated its strategic business plan and obtained its initial capitalization through a private placement of its common stock with related warrants. During the last half of 1998, ISAI acquired extensive television broadcast and satellite uplink transmission equipment, leased a satellite transponder site, leased TV production/broadcast facilities in Knoxville, Tennessee, and retained programming and technical personnel in order to commence a test launch of its proprietary TV home shopping network.

From November 1998 through May 1999, ISAI launched its home shopping network from Knoxville, Tennessee via satellite transmission to a nationwide television audience consisting primarily of homeowners having large-dish antenna satellite receiver systems. During this test launch, ISAI tested its broadcast operations, show programming procedures, customer ordering and product fulfillment, and sales support and technical TV broadcast systems. ISAI believed that its program content, broadcast transmission, and customer ordering and support operations functioned professionally and met ISAI's planned performance standards in all material respects.

In June 1999 ISAI made a decision to relocate the operations of Shoptropolis believing relocation was necessary to maximize growth potential. In March 2000 ISAI completed the relocation of Shoptropolis from Knoxville, Tennessee to Burnsville, Minnesota. In November 2000, being unable to secure required funding to continue the day-to-day operations of Shoptropolis, ISAI ceased daily operations of Shoptropolis and is presently restructuring its business strategy, financial activities and operations.

In November 2000, ISAI made the decision to commence a re-organization effort of its financial affairs. Capital funding and investment seeking efforts had all substantially failed due to the Company's inability to attract sufficient investment capital to support its growth into the shopping network that had been originally planned. In December 2000, due to a lack of capital, the Company further concluded that no further efforts would be expended to develop its planned shopping network and the disposal of the Shoptropolis subsidiary was approved by the Board of Directors.

Given, that on May 19, 2000, ISAI sold ISA, ISAI's wholly owned subsidiary whose business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars, and in December 2000 the Board of Directors approved the discontinuance of the operations of Shoptropolis, ISAI's present strategy is restructuring ISAI and Shoptropolis business strategy and financial activities and operations.

C. Precious Metals Direct Sales by subsidiary

Prior to ISAI's May 2000 sale of its wholly owned Minnesota subsidiary, International Strategic Assets, Inc. (ISA), which is based in suburban Minneapolis/St. Paul, ISA conducted outbound direct telemarketing sales of precious commodities. ISA offered and sold gold, silver, platinum and palladium in bullion form including bars and coins of various types and face amounts. Based on sales, ISA believed that approximately 75% of ISA precious metals sales would consist of gold bullion, with silver bullion representing a majority of the remaining 25%.

Precious metals sales were made via direct selling activities of ISA's full-time precious metals sales representatives. Their sales efforts were to be directed primarily to wealthy or upper-income persons who desire to diversify and balance their investment portfolios through the holding of a core position of precious metals. ISA sales representatives were paid a set commission based on the amount of their sales. After obtaining a customer order for precious metals, ISA purchased the specific amount of bullion from one of the many precious metals wholesalers or bullion banks dealing in precious metals. Shipments of precious metals by ISA were sent registered and insured, and were forwarded to ISA customers promptly upon receipt of full payment from the customer. There were many sources of supply available to ISA for precious metals to fill customer orders, and the loss of one or more of such sources would not have had any material effect on the business of ISA.

D. Personnel

On January 1, 2000, ISAI had 15 full-time employees including three executive officers, three administrative and accounting personnel, and nine precious metals sales representatives. During the first quarter of 2000, ISAI added 12 full-time employees for its Shoptropolis operations including one executive officer and three senior management persons. The three senior management persons headed the product-buying group of Shoptropolis ISAI's full-time employees then totaled 27.

In May 2000 ISAI sold its wholly owned Minnesota subsidiary, International Strategic Assets, Inc. and thus eliminated 12 full-time employees including one executive officer, one administrative person, one accounting person, and nine precious metals sales representatives. During the second quarter of 2000, ISAI laid off 12 full-time employees. ISAI's full-time employees then totaled three: Two executive officers and one administrative person.

In August 2000 the founder and president of ISAI and CEO of Shoptropolis resigned. A member of the ISAI board of directors assumed the position of acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors. In October 2000 the administrative person resigned. In November 2000 the president of Shoptropolis resigned.

On December 31, 2000, ISAI had no full-time employees. The chief executive officer position of ISAI and Shoptropolis continued to be filled by the member of the ISAI board of directors in an acting status.

In February 2001 the member of the board of directors who was acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's board of directors. The acting chief financial officer of ISAI filled the chief executive officer position of ISAI and Shoptropolis and continues in that role today.


Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Venture - With respect to the core business strategy of developing and launching its multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. With the decision of the Board of Directors in December 2000 to begin disposal efforts of the Shoptropolis subsidiary, ISAI has no intention to further develop the home shopping network. Further, the Company has no strategy developed to locate or pursue new business ventures. All efforts of the Company at the present time will be directed to a complete reorganization of all of its affairs. Therefore the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in their development stage. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful re-organization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will however, hopefully complete its financial re-organization and endeavor to find a suitable candidate for merger or acquisition of the Company.

On May 19, 2000, ISAI sold ISA, ISAI's wholly owned subsidiary whose business are direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. In November 2000, for all practical purposes, ISAI ceased the daily operations of ShoptropolisTV.com. In December the Board of Directors made the decision to dispose of the Shoptropolis subsidiary. There can be no assurance the Company will be successful addressing the many risks and difficulties it will encounter, and the failure to do so will have had a material adverse effect on the Company's business, prospects, financial condition and results of operations.

History of Losses and Anticipated Further Losses - ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2000 of $6,787,242. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing - The Company's current capital resources are not sufficent to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant and additional capital in order to the support the Company's anticipated day-to-day opertations and settle the debt incurred by ISAI during its past operations, until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with a financial company to loan to the Company debt financing, at the financial Company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incured by ISAI. The financial company is owned by two individuals, one of which is ISAI's current interim President and CEO and Chairman of the Board of ISAI. The individuals are also stockholders of ISAI. The financial company has commenced its best efforts to help the Company resolve, consolidate and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain sufficient financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the years ended December 31, 2000, and 1999 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

Reliance on Key Personnel - The Company's future success will be dependent upon the ability to attract and retain executive officer(s) and certain other key persons. The inability to attract such individuals or the loss of services of one or more of such persons would have a material adverse effect on ISAI ability to implement its current plans or continue its operations. There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business.

Control By Existing Management - One principal shareholder beneficially owns approximately 58.32% of ISAI's outstanding common stock, which includes common stock that can be converted from preferred stock owned by the one principal shareholder, and accordingly has complete control of its business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Limited Market For Securities - There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or The NASDAQ Stock Market. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, which applies to non- NASDAQ companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny-stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's common stock will be available in the future.

Item 2.   DESCRIPTION OF PROPERTIES

The Company owns considerable television broadcast and transmission equipment, studio programming and editing equipment, data processing, telephony and computer equipment, and furniture, all of which related to the Company's abandoned television and Internet home-shopping network activities. The television broadcast and transmission equipment, studio programming and editing equipment, telephony equipment, computer equipment and furniture are presently in a secure storage facility in Minneapolis, Minnesota. The Company's two satellite dishes are located in Knoxville, Tennessee.
Management believes that all stated equipment is in good working condition and suitable for television broadcast operations.

From September 2000 to January 2000 the Company rented a shared-office space in St. Paul, MN on a month-to-month basis. Monthly rental installments were $480.00, which included base rental amount and tenant's share of overall building complex maintenance expense, and real estate taxes increase. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the St. Paul facility.

From January 2000 through September 2000, the Company leased office space in Burnsville, Minnesota. The facility was approximately 4,996 square feet and was being leased under a four (4) year lease, expiring December 31, 2003, with option to downsize and/or relocate the leased premises, and option to terminate the lease. Monthly lease installments were approximately $7,486, which included base rental amount and tenant's share of overall building complex maintenance expense and real estate taxes. The Company's wholly owned subsidiary, Shoptropolis, ALSO shared an office in the Burnsville facility.
On September 30, 2000, ISAI exercised its option to terminate the lease. Exercising the option called for no additional payment after September 30, 2000.

Prior to being sold by ISAI in May 2000, the Company's wholly owned subsidiary, International Strategic Assets, Inc., leased its sales and administrative facilities for its precious metals sales operations in a large office complex in Eagan, Minnesota, a suburb of Minneapolis/St. Paul. These facilities consisted of approximately 7,300 square feet and were being leased under a five-year lease expiring in 2004. Monthly payments were approximately $6,188, which included the base rental amount and the tenant's share of the overall building complex expenses and real estate taxes. Monthly rental would increase if such operating expenses and real estate taxes increase. Rental payments under this lease were guaranteed by ISAI. As of date of sale of ISA, ISAI no longer guaranteed the ISA lease.

The Company moved its administrative, production and broadcast operations from Knoxville, Tennessee to Minnesota the fourth quarter of 1999. The 17,800 square foot facility in Knoxville is still under lease by the Company. The Knoxville facility is leased under a written five-year lease that commenced October 1989 and expires October 2003. When the Company entered into this lease, it planned to conduct permanent television broadcast operations from Knoxville. The Company decided to relocate its home-shopping network to Minnesota. Therefore, the Company no longer needs the Knoxville facility.
The Knoxville lease requires escalating lease payments from $6,303 at commencement to $11,435 per month the fifth and final year of the lease. The owner of the Knoxville facility is a shareholder of the Company and has authorized the Company to sublet the premises. At present, the Company has sublet approximately 8,641 square feet (49%) of the facility. Terms of the sublease expire October 2003, the expiration date of the Company's lease. The sublease provides for an early termination at the end of the second year of the sublease, October 2001. If subtenant exercises the option to terminate, the Company shall be entitled to retain the security deposit of $11,907. The sublease rental installments are escalating in accordance with the escalating Company's lease rental installments. The sublease payments to the Company escalate from approximately $4,918 per month to $5,692 per month until the expiration of the lease in 2003. The covenants, agreements, provisions, and conditions of the Company's lease, to the extent that they relate to the subleased premises and to the extent that they are not inconsistent with the terms of the sublease, were made a part of and incorporated into the sublease. The activity to sublet the remaining portion of the facility is ongoing. In the event the remaining portion of the facilities in Knoxville cannot be subleased on terms similar to those now binding the Company, the Company would incur a loss for the resulting difference. At December 31, 2000, the Company has accrued $91,576 related to expected future lease obligations at the Knoxville facility. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility.

In December 1999, the Company leased a 70,089 square foot facility in Eagan, Minnesota for its wholly owned subsidiary, Shoptropolis. The facility was under construction and was ready for occupancy March 2000. The facility was to be Shoptropolis' headquarters and would house administration offices, purchasing, warehousing, shipping and receiving, and telephone call-centers, for the television and Internet home-shopping operations. The lease terms were eight (8) years expiring March 2008. The monthly lease installments commenced March 2000, and were approximately $36,000, which included base rental amount and building complex maintenance expense and real estate taxes. The base annual rent increased by ten-percent the second year and by four-percent in the fourth and seventh year. Monthly lease installments would also increase if such operating expense and real estate taxes increased. ISAI had guaranteed the lease payments under this lease. In July 2000 the landlord terminated the lease as a result of ISAI's default for lack of monthly lease payments as required. In July, the Company's lease deposits in the amount of $170,000 were taken by the lessor, for not paying lease installments as due. In August 2000 ISAI requested the landlord to reinstate the lease and the December 23, 1999 lease agreement was restated in its entirety. Additional security payments were required as well as the payment of the monthly rents on a current and timely basis. In addition, the reinstatement of the lease provided the lessor the opportunity to exercise its stock warrants and resell the stock for a minimum of Three Hundred Thousand Dollars ($300,000.00). The lessor agreed to return to the Company its $170,000 security deposit net of one month's gross rent or approximately $39,500, which was held by the lessor. The original agreement was further modified to limit the amount of ISAI's tenant improvement costs to be paid by the lessor to $38,324.

In August 2000 ISAI paid the Landlord under terms of the restated lease $74,739.54 for the combined July 2000 and August 2000 rent payments, and $1,417.47 in respect of the amortized prorated monthly rental installment and operating expenses for the month of March 2000. No other monies were paid to the Landlord under the terms of the restated lease.

In December 2000 the landlord and ISAI mutually voided the Amended and Restated Lease Agreement by ISAI paying the landlord $54,500.00 and satisfying a $27,430.35 construction lien on the facility. ISAI has no further obligations under the terms of the lease at December 31, 2000 and all monies paid for rent or leasehold improvements or security deposits have been charged off as additional rent paid through December 31, 2000.

The Company's property and equipment are carried at cost less reductions for permanent impairment of value based upon the assessed recoverability of the carrying value. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. When assets are retired or otherwise disposed of, the cost and regulated accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. The cost of maintenance and repairs are expensed as incurred and significant renewals and betterments are capitalized. Assets to be disposed of, including the Shoptropolis assets included in discontinued operations at December 31, 2000, are reported at the lower of the carrying amount or fair value less costs to sell.

Item 3.  LEGAL PROCEEDINGS

The Company was a party to a lawsuit as a defendant dated June 27, 2000 and received August 30, 2000, in the State of Minnesota, County of Dakota, District Court, First Judicial District, Case Type: Contract and Tort; Plaintiffs, Investment Rarities Incorporated and Investment Rarities International, Inc., as and for their Complaint against Defendants ISA Internationale Inc., International Strategic Assets Inc., Ronald G. Wolfbauer, Jr., John Doe and Roger Roe: First Claim--Wolfbauer and Doe misappropriation of trade secrets; Second Claim--Wolfbauer and Doe breach of contract; Third Claim--ISA Internationale Inc., Roe and International Strategic Assets Inc. inducement to breach a duty; and, Fourth Claim--Defendants tortuous interference with contractual relations. ISAI denied each and every matter, allegation or thing except as may be admitted, qualified, or affirmatively alleged in the Company's "Separate Answer of ISA Internationale Inc." dated September 2000. In March 2001, the Company settled their involvement by agreeing to pay to the plaintiffs the sum of $12,000 and issue to the 1,500,000 of the Company's par value $.0001 common shares. Accordingly, the Company has included $ 34,500 as accrued lawsuit settlement expense in its financial statements at December 31, 2000.

The Knoxville property the Company leases is the subject of a pending legal proceeding. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter 1999, the Company relocated its home-shopping network from Tennessee to Minnesota. The Company no longer needs the Knoxville facility. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company is attempting to satisfy the default and mutually void ISAI's lease on the facility. Provision has been made in the financial statements of the Company for estimated liabilities related to the disposition of their defendant position in this matter.

In June 2000 the Company was in default under the terms of the lease of its 70,089 square foot facility in Eagan. In August 2000 ISAI requested the landlord to agree to reinstate the lease. On August 4, 2000, the December 23, 1999, lease agreement was restated in its entirety under an Amended and Restated Lease Agreement. Additional security was required (refer to Item 2. Description of Properties). On August 31, 2000, ISAI again defaulted on it lease agreement. In December 2000 the landlord and ISAI mutually voided the Amended and Restated Lease Agreement by ISAI paying the landlord $54,500.00 and satisfying a $27,430.35 construction lien on the facility.

Other than the above: The Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company or its subsidiary. However, the re-organization efforts of the Company at December 31, 2000 may not be to the satisfaction of any or all of its creditors and accordingly, several lawsuits may or could occur at any moment in the re-organization efforts of the Company. The Company's property is not the subject of a pending legal proceeding. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2000, by written action of a majority of its shareholders, the Company sold its wholly owned subsidiary, International Strategic Assets, Inc.
(ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market, Holders and Dividends

The Company's Common Stock has been traded publicly and quoted over-the-counter on the NASD Electronic Bulletin Board under the symbol "ISAI" since May 11, 1998. The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by the OTC Bulletin Board. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to December 1999, there was only very limited trading activity in the Company's common stock. As such, information provided regarding periods prior to December 1999 is not an indication that an active market existed for the Company's common stock during such periods. Further, there can be no assurance that the current market for the Company's common stock will be sustained or grow in the future.

                                   High    Low
1998
----
First Quarter (no transactions)   $1.50   $1.50
Second Quarter                    $2.50   $1.50
Third Quarter                     $3.00   $1.50
Fourth Quarter                    $3.25   $1.50

1999
----
First Quarter                     $4.25   $3.25
Second Quarter                    $3.25   $0.375
Third Quarter                     $0.375  $0.25
Fourth Quarter                    $0.25   $0.22

2000
----
First Quarter                     $4.50   $0.937
Second Quarter                    $2.50   $0.343
Third Quarter                     $1.06   $0.156
Fourth Quarter                    $0.21   $0.031


As of March 31, 2001, there were approximately 204 beneficial owners and approximately 292 registered holders of record of the Company's common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. The Company has provided for a preferred stock dividend that is derived from the beneficial conversion features contained in the preferred stock issuance in November, 2000. This was not done as the preferred stock conversion feature was only for debt. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. Declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends.


B.  Recent Sales of Unregistered Securities

The following information includes all securities sold by the Company since its inception in October 1997:

B.1 Incident to the founding and organization of the Company in late 1997, the founders of the Company (which included all current directors of the Company) and certain persons associated with them received a total of 10,824,000 shares of common stock of the Company based on $.01 per share of value, a total of $108,240, either for services rendered or settlement of accounts payable involved with the organization of the Company; and they also received 5-year warrants to purchase a total of 2,884,000 common shares of the Company exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since the founding of the Company was a strictly private transaction not involving a public offering and all of such founders and their associates acquired the common stock for long-term investment and all stock certificates were legended to prevent further distribution thereof unless registered or satisfying an exemption from registration.

B.2 From November 1997 to June 1998, the Company sold a total of 1,579,535 Units at a purchase price of $.6536 per Unit, a total amount of $1,032,376, to a limited number of 16 investors (most of whom are accredited investors) in a private placement, with each Unit consisting of one share of Common Stock of the Company and a five-year warrant to purchase two shares of Common Stock exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the Units for long-term investment and to have the certificates therefore legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption there from. Two of these investors were Mr. Durand, the Chief Executive Officer of the Company, who purchased $10,000 of the Units, and Mr. Brodkorb, the Chief Financial Officer of the Company, who purchased $16,340 of the Units.

B.3 In June 1998 the Company issued a total of 370,000 shares of its Common Stock to four persons who contributed services to the Company based on $.25 per share. These issuances were as follows:

Person Providing Services              Total Value          Shares Issued
                                       Of Services
-------------------------------------------------------------------------
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

D. In December 1998 the Company issued 268,000 shares of its Common Stock to Richard Meyers Family Trust, an accredited investor, in a private sale at $.75 per share, total consideration of $201,000. This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

E. In January 1999 the Company reduced the exercise price of its outstanding warrants which were sold as part of the Unit private placement in 1998 to $.50 per share from its original $1.00 per share until the end of February 1999. Incident thereto, in January-February 1999 the Company issued a total of 2,342,080 shares of its Common Stock to certain warrant holders exercising their warrants at the reduced price of $.50 per share. Consideration received by the Company for these warrant exercises consisted of $528,202 in cash and $642,838 in gold bullion and coins. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 since these were private transactions with existing shareholders not involved in a public offering, and they accepted their common shares for long-term investment and the certificates therefore were legended with a restrictive legend preventing further distribution or resale unless registered or satisfying an appropriate exemption from registration.

F. From September 1999 through February 2000, the Company received aggregate proceeds of $1,336,640 from the sale and issuance of unsecured convertible debentures. The debentures are being offered and sold to accredited investors pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. Each investor is required to complete and execute a subscription agreement containing representations regarding accredited status and investment intent. In addition, the certificates bear a legend restricting the transfer of the debentures and the underlying shares of common stock.

G. From March 2000 through May 2000, the Company received aggregate proceeds of $255,000 from the sale and issuance of unsecured convertible debentures. The debentures are being offered and sold to accredited investors pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. Each investor is required to complete and execute a subscription agreement containing representations regarding accredited status and investment intent. In addition, the certificates bear a legend restricting the transfer of the debentures and the underlying shares of common stock.

H. In May 2000 the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA.

I. During the quarter ending June 30, 2000, the Company had one option exercise for 5,000 shares of common stock for $6,850.

J. From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share and 17,858 at a purchase price of $.28 per share, for a total amount of $148,1000, to a limited number of 19 investors (most of whom are accredited investors) in a private placement. In December, these investors were granted price concessions in the purchase of their original shares wherein all of the common share purchases were re-priced to $.06 per share and the Company is issuing an additional 1,547,142 common shares, par value $.0001. Exemption for this transaction is claimed under
Section 4(2) of the Securities Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the shares for long-term investment and to have the certificates therefore legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption there from.

K. In November 2000 the Company issued 5,000,000 shares of its Preferred Stock to Doubletree Capital Partners, Inc., a Minnesota Corporation, in a private sale at $0.0002 per share, total consideration of $1,000, and, 2,999,999 shares of its Common Stock to Doubletree Capital Partners, Inc., in a private sale at $0.0097 per share, total consideration of $29,000. The preferred stock is convertible into common shares at a conversion rate of 3.5 common shares for each preferred share being converted. Furthermore, there is an anti-dilution provision clause in the preferred shares that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. The timing of the conversion is at the discretion of the holder. This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

Overview

Through its two wholly-owned subsidiary Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., ISA was engaged in two distinct businesses: (1.) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers, and (2.) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

ISAI presently has one wholly owned subsidiary, ShoptropolisTV.com, Inc., a Minnesota corporation, which was formerly engaged in the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers. ISAI is presently attempting to financially restructure itself and its wholly owned subsidiary and identify and establish a means of generating revenues at appropriate margins to achieve profitability. In December 2000, the Board of Directors decided to dispose of Shoptropolis as a part of its re-organization efforts. After successful completion of its re-organization efforts, ISAI plans to pursuit strategic alternatives that may include the purchase of a business. Until its reorganization efforts are completed, the Company does not believe it can consummate a strategic business development transaction with third party or strategic financial partner.

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with Shoptropolis, which is now a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. in May 2000.

ISAI's primary business strategy was its development of ShoptropolisTV.com, Inc., a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products. Given, that on May 19, 2000, ISAI sold ISA, ISAI's wholly owned subsidiary whose business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars, and in December, 2000, the Board of Directors agreed to discontinue the operations of the Shoptroplis. ISAI's present strategy is restructuring the affairs of ISAI. As a result of the sale of ISA and the discontinuance of the Shoptropolis subsidiary's activities, both of these segments have been accounted for as discontinued operations at December 31, 2000 and historical amounts have been restated to reflect the operations of these two subsidiaries as discontinued operations.

Results of Operations for the Years ended December 31, 2000 and 1999.

Sales and Gross Profit.
As a result of the discontinuance of its two business segments , no sales were recorded for the year ended December 31, 2000 and 1999 for the parent company.

Operating and Interest Expenses.
Operating and interest expenses not included in discontinued operations were general and administrative expenses for the parent company and interest expenses related to convertible debenture debt. General and administrative expenses were $195,197 for the year ended December 31, 2000 and $318,417 for the year ended December 31, 1999. The expenses were principally for office, occupancy, telephone and office and officer salary costs. The decrease in expenses from 1999 to the year 2000 is principally due to a decrease in salary and wages costs. Interest expenses increased to $663,100 in the year ended December 31, 2000 from $10,546 in the year ended December 31, 1999. The increase is the result of interest due the convertible debenture debt. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone and legal and professional expenses relating to the re-organization efforts and ultimate disposition of the Company.

Losses. Net losses for the year ended December 31, 2000 were $3,753,258 compared to $2,285,776 for the year ended December 31, 1999. The increase in net losses in 2000 over 1999 was due primarily to the considerable increase in operational expenses needed for the second attempted launch of the TV home shopping network primary operations, and considerable expenses of full operations for precious metals sales in the first four months of 2000. All of these expenses are reflected in discontinued operations at December 31, 2000 and 1999.

Liquidity and Capital Resources

ISAI has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to management of ISAI. From the inception of ISAI in 1997 through December 31, 1997, ISAI raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISAI raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISAI. Such gold bullion and coins were immediately liquid to ISA, and have since been converted to cash. From September 1999 through February 2000, the Company raised $1,336,640 through the sale of unsecured convertible debentures.

From March 2000 through May 2000, the Company raised $255,000 from the sale unsecured convertible debentures. In May 2000 the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA. During the quarter ending June 30, 2000, the Company had one option exercise for 5,000 common shares for $6,850.

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $4,100 for a total amount of $148,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $72,500 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral.

As of December 31, 2000, the Company had current assets of $1,580 consisting of cash and other current assets. At the same time, the Company had $2,606,486 in current liabilities consisting of $195,452 in accounts payable, $38,500 in accrued liabilities, subordinated debentures payable in default totaling $1,591,640 in principal, convertible notes payable of $88,527, related interest accruals of $182,957, and $509,410 in net current liabilities from discontinued operations. Accordingly, the Company had a working capital deficit of $3,019,277 at December 31, 2000.

The Company's current capital resources are not sufficient to supports its development and operations. The Company is not able to continue the development of its home shopping network and related website or commerce operations. Additional capital will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses now currently due. The Company cannot continue its existence without a full and complete re-organization effort of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement in November 2000. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2000 and 1999. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Other Going Concern matters

One remaining officer is currently managing the Company. In addition, the Company has suspended its development activities pending the resolution of its financial matters.

The Company is in default under the terms of its obligation to make semi-annual and quarterly interest payments of certain convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $1,591,640 in principal and $182,029 in interest as of December 31, 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of end of 2nd quarter of 2000. The Company is presently attempting to convert the debenture holders to common shares at $0.07 per share for total of principle and accrued interest as of December 31, 2000 and up to the effective date of conversion by the holders of the notes and the Company.

The Knoxville property the Company leases is subject of a pending legal proceeding. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter 1999, the Company relocated its home-shopping network from Tennessee to Minnesota. Therefore, the Company no longer needs the Knoxville facility. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company will be attempting to satisfy the default and mutually void ISAI's lease on the facility.

In June 2000 the Company was in default under the terms of the lease of its 70,089 square foot facility in Eagan. In August 2000 ISAI requested the landlord to agree to reinstate the lease. On August 4, 2000, the December 23, 1999, lease agreement was reinstated in its entirety under an Amended and Restated Lease Agreement. Additional security was required (refer to Item 2. Description of Properties). On August 31, 2000, ISAI defaulted on it lease agreement again. In December 2000 the landlord and ISAI mutually voided the Amended and Restated Lease Agreement by ISAI paying the landlord $54,500 and satisfying a $27,430 construction lien on the facility.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, supplemental schedule of ISA
Internationale Inc. and Independent Auditors' Reports thereon are included herein:

                    TABLE OF CONTENTS                                Page

Independent Auditors' Reports----------------------------------------30

Consolidated Balance Sheets as of December 31, 2000 and 1999 --------31

Consolidated Statements of Operations for the years ended
 December 31, 2000 and 1999------------------------------------------32

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000 and 1999.-----------------------------33

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000 and 1999------------------------------------------34

Notes to Consolidated Financial Statement----------------------------35



INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale, Inc.

We have audited the accompanying consolidated balance sheet of ISA Internationale, Inc. and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 1999 financial statements were audited by other auditors, whose report dated March 22, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STIRTZ BERNARDS BOYDEN SURDEL & LARTER, PA.
Edina, MN
May 17, 2001

















INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale, Inc.

We have audited the accompanying consolidated balance sheet of ISA Internationale, Inc. and Subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
Minneapolis, MN
March 22, 2000



                    ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                      ASSETS                        2000          1999
Current assets:
   Cash and cash equivalents                     $  1,580       $  29,456
   Note receivable                                    ---         286,000
                                               ----------      ----------
        Total Current Assets                        1,580         315,456

Non-current assets of discontinued
   operations                                     222,887         415,255
                                               ----------      ----------
Total Assets                                   $  224,467      $  730,711
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable             $ 1,591,640      $  986,000
   Convertible notes payable                       88,527              --
   Accrued interest                               182,957          10,274
   Accounts payable                               195,452          15,191
   Accrued liabilities                             38,500              --
   Net liabilities from discontinued
     Operations                                   509,410         184,760
                                               ----------      ----------
          Total current liabilities             2,606,486       1,196,225
                                               ----------      ----------
Commitments and Contingencies (notes 2 and 5)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at December 31, 2000                             500              --
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     20,337,213 and 14,382,215 shares issued
     and outstanding at December 31, 2000
     and 1999 respectively                          2,034           1,438
   Additional paid-in capital                   4,402,689       2,566,032
   Accumulated deficit                         (6,787,242)     (3,032,984)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (2,382,019)       (465,514)
                                               ----------      ----------
Total Liabilities and stockholders'
 equity (deficit)					     $  224,467      $  730,711
                                               ==========      ==========

      See accompanying notes to consolidated financial statements.

                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 2000 AND 1999
                                           2000              1999
Operating expenses
     General & administrative            195,197           318,417
                                        ---------         ---------
          Operating loss                (195,197)         (318,417)

Other income (expense):
     Interest expense                   (663,100)          (10,546)
     Interest income                         747             2,087
                                       ----------------------------

Net loss from continuing operations     (857,550)         (326,876)

Discontinued operations:
     Loss from operations of
       Discontinued operations        (3,402,578)       (1,958,900)
     Gain on disposal of business
       Operations                        382,149                --
                                       ----------------------------

Loss before extraordinary items       (3,877,979)       (2,285,776)

Extraordinary item - gain on
     Extinguishment of debt              124,721                --
                                       ----------------------------

Net loss                             $(3,753,258)      $(2,285,776)
                                       ============================

Net loss available to
     common shareholders             $(3,754,258)      $(2,285,776)
                                       ============================

Basic earnings (loss) per share:
     Continuing operations           $    (0.05)       $    (0.02)
     Discontinued operations              (0.19)            (0.14)
     Extraordinary gain                    0.01               .00
                                     ------------------------------
     Total Net loss per share             (0.23)            (0.16)
                                     ==============================

Average shares of common stock outstanding:
     Basic and diluted                15,948,048        14,187,042
                                     ==============================

Dividends per share of common stock        none               none
                                     =============================
     See accompanying notes to consolidated financial statements.

                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                       2000            1999
                                                 --------------------------
Cash Flows From Operating Activities:
  Loss from continuing operations                $  (857,550)   $ (326,876)
  Adjustments to reconcile net loss
    From continuing operations to cash
      From operating activities:
       Issuance of common stock options and
         warrants for employee compensation
         and other services                        1,138,383            --
       Interest expense from the intrinsic value
         of beneficial conversion features issued
         along with convertible debt                 490,420            --
    Common stock issued to settle accounts payable    25,000            --
    Accounts payable                                 304,982        14,091
    Accrued Interest                                 172,683        10,274
    Accrued liabilities                               38,500            --
                                                --------------------------
  Cash used by continuing operations               1,312,418      (302,511)
  Cash used by discontinued operations            (2,523,097)   (1,662,208)
                                                  ------------------------
  Cash used by operating activities               (1,210,676)   (1,964,719)
                                                --------------------------
Cash Flows From Investing Activities:
  Cash provided by discontinued operations            37,230       (78,844)
                                                --------------------------
Cash Flows From Financing Activities:
  Net proceeds from sale of convertible
   debentures                                        891,640       700,000
  Proceeds from issuance of convertible debt          92,500            --
  Payments on convertible debt                        (3,973)           --
  Issuance of common and preferred stock
   for cash                                          176,100            --
  Exercise of common stock warrants and options        6,850     1,171,040
  Cash provided (used) by discontinued operations    (17,547)       17,547
                                                --------------------------
  Cash provided by financing activities          $ 1,145,570     1,888,587
                                                ---------------------------
  Net decrease in cash and cash equivalents          (27,876)     (154,976)
  Cash and cash equivalents at beginning
   of year                                            29,456       184,432
                                                --------------------------
  Cash and cash equivalents at end of year      $      1,580  $     29,456
                                                ==========================
     See accompanying notes to consolidated financial statements


                      ISA INTERNATIONALE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       Preferred Stock           Common Stock
                     Number of      Par        Number of   Par      Paid-in  Accumulated
                       Shares      Value        Shares    Value      Capital    Deficit     Total
-------------------------------------------------------------------------------------------------
-----
Balance December 31, 1998    --  $  --        12,040,135  $1,204  $1,395,226  $(747,208)  $
649,222

Exercise of warrants         --     --         2,342,080     234   1,170,806         --
1,171,040

Net loss                     --     --                --      --          -- (2,285,776)
(2,285,776)
                     ----------------------------------------------------------------------------
----

Balance December 31, 1999    --     --        14,382,215   1,438   2,566,032 (3,032,984)
(465,514)

Issuance of Preferred
  Stock for cash      5,000,000    500                --      --         500         --
1,000

Issuance of common stock
  and common stock
  warrants for cash
                            --      --         5,449,998     545     174,555         --
175,100

Exercise of stock options
  for cash                  --      --             5,000       1       6,849         --
6,850

Issuance of common stock
  for settlement of
  accounts payable          --      --           500,000      50      24,950         --
25,000

Stock options and warrants
  issued for services
  rendered                  --      --                --      --   1,138,383         --
1,138,383

Intrinsic value of
  conversion feature on
  issuance of convertible
  debentures and
  convertible demand notes
  payable                  --       --               --       --    490,420         --
490,420

Preferred stock dividends  --       --               --       --      1,000      (1,000)
--

Net loss                   --       --               --       --         --  (3,753,258)
(3,753,258)
                     ----------------------------------------------------------------------------
---

Balance 12/31/2000   5,000,000   $ 500      20,337,213  $ 2,034  $4,402,689 $(6,787,242)
$(2,382,019)

===============================================================================
      See accompanying notes to consolidated financial statements


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly-held corporation on November 15, 1999. During 2000, the Company discontinued the operations of two business segments and is currently re-organizing its financial affairs.

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

(c) USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents.

(e) DEBT ISSUANCE COSTS

Original issuance discounts and beneficial conversion features associated with debt issuances are recorded as an adjustment to interest expense over the term of the debt or vesting period of the conversion feature, using the effective-interest method.

(f) PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years. The cost of maintenance and repairs are expensed as incurred, and significant renewals and betterments are capitalized. Depreciation expense amounts to $54,567 and $79,721, for the years ended December 31, 2000 and 1999, respectfully.

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

(i) ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were $1,767 and $32,420 for 2000 and 1999, respectively.

(j) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2000 and 1999, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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


(l) STOCK-BASED COMPENSATION

The Company has adopted the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net loss and loss per share are presented as if the fair value-based method had been applied in measuring compensation cost for employee stock grants (note 6).

(m) SEGMENTS OF A BUSINESS

The Company operated in two segments: 1) the development of a multi-media home shopping network and 2) direct sales via outbound telemarketing of precious metals, both of which were discontinued during 2000.

(n) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and short-term investments: The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts payable: The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Convertible debentures and notes payable: The carrying value of the Company's convertible debentures and notes payable approximates fair value due to the short-term nature of the obligations.

(o) NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE Of FASB STATEMENT NO. 133, changed the effective date to fiscal years beginning after June 15, 2000. SFAS 138 issued in June 2000 amended certain aspects of SFAS 133. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements is not material.

(p) RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 basis of presentation.

(2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,787,242 at December 31, 2000. Losses for 2000 and 1999 aggregated $3,753,258 and $2,285,776, respectively. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and shut down its ShoptropolisTV.com, Inc. subsidiary. As such, the Company does not have an operating business at December 31, 2000. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

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

(4) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                 2000             1999
                                               --------         --------
 Computed "expected" tax benefit                34.0%            34.0%
 State income tax, net of federal benefit        3.8%             3.8%
 Change in valuation allowance                 (37.8%)          (37.8)
                                               --------         --------

                                                  --%              --%
                                               ========         ========


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

                                                  2000             1999
                                                --------        --------
  Deferred tax assets:
  Net operating loss carryforward            $2,320,000       $1,520,000
  Start up costs                                 17,000           25,000
  Other                                          12,000           12,000
                                              ---------        ---------
  Total gross deferred tax assets             2,345,000        1,557,000

  Valuation allowance                        (2,345,000)      (1,557,000)
                                               ---------       ---------

  Net deferred tax assets                   $      --        $     --
                                              =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2000 and 1999.

As of December 31, 2000, the Company has reported net operating loss carryforwards of approximately $6,280,000. The federal net operating loss carryforwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.


(5) COMMITMENTS

(a) LEASE COMMITMENTS

The Company leases facilities in Knoxville, TN under an operating lease agreement with an entity owned by a shareholder, which expires in September 2003, and calls for escalating rent payments from $6,303 to $11,435 per month over the term of the agreement. The lease provides for a five-year renewal term at the option of the Company with rent increases of five percent per year.

In December 1999, the Company approved a plan to abandon this facility. In connection with this plan, the Company has subleased a portion of this facility and is currently seeking to sublease the remainder of this facility. The Company has accrued $50,168 in estimated future lease payments at December 31, 2000.

The Company is currently in default on this lease agreement. The lessor's remedies for a breach of the lease include: 1) termination of the lease and recovery of unpaid rent which has been earned at the time of the termination of the lease, 2) continuation of the lease and recovery of rent specified in the lease as it becomes due or 3) eviction of the Company with the right to recover unpaid rents. At December 31, 2000, the lessor has elected to continue the lease and recover rent as it becomes due. Accordingly, the Company has accrued unpaid rent and related late payments penalties to December 31, 2000.

During 1999, the Company entered into long-term operating lease agreements commencing in 2000 for facilities in Minneapolis, Minnesota. In connection with one of these lease agreements, the Company provided the lessor a warrant to acquire 100,000 shares of common stock. The warrant vested upon grant and had a fair market value of $152,311. The value of this warrant was to be recorded as additional lease expense over the life of the lease. During 2000, the Company defaulted on these lease agreements prompting the lessor to accelerate the lease payments and to apply the security deposit against past due lease payments. In December 2000, the lessor agreed to terminate the lease for cash consideration of $54,500. The Company recorded as additional lease expense the remaining intangible asset arising from the warrant transaction.


Total future minimum lease payments are as follows:

                 Minimum      Less sub-lease   Net Minimum
                 payments        income         payments
                ------------------------------------------

 2001                126,021     (62,447)        63,574
 2002                132,325     (65,570)        66,755
 2003                102,919     (56,991)        45,928

                ------------------------------------------

                 $   361,265    (185,008)       176,257
                ==========================================

Rent expense net of sublease income of $81,449 and $10,518, was $695,703 and $180,397 for years ended December 31, 2000 and 1999, respectively.

(b) OTHER COMMITMENTS

Commencing June 2000, the Company entered into a long-term agreement for computer equipment maintenance. This agreement provided for monthly payments of $21,000 for three years through May 2003. At December 31, 2000, the Company was in default on this agreement. The agreement provided for the acceleration of the remaining payments upon a restructuring of the Company. This acceleration clause was triggered upon the decision to dispose of one of the Company's subsidiaries. Accordingly, the Company accrued an additional $609,000 in accelerated payments as part of discontinued operations.

(6) EQUITY

(a) PREFERRED STOCK

The preferred stock may be issued from time to time in one or more series. Each series is to be distinctly designated. All shares of any series of the preferred stock shall be alike in all rights, except for different dates. Each series will identify the rights to preference in liquidations, voting rights, dividend and other powers, qualifications, or restrictions.

During 2000, the Company issued 5,000,000 shares of preferred stock with voting rights equivalent to the number of shares of common stock the shareholder would be entitled to under the conversion feature of the stock. The conversion feature allows the shareholder to convert to the greater of 17,500,000 shares or 75% of the issued and committed to be issued common stock. The issuance of this stock included a beneficial conversion feature with intrinsic value resulting from the market value of common stock the shareholder would receive upon conversion of the stock. The beneficial conversion feature amounted to $937,000, which was greater than the proceeds of the preferred stock issuance by $936,000. This beneficial conversion feature is immediately recognized as a preferred stock dividend because the right to convert to common stock is vested upon issuance of the preferred stock. Accordingly, preferred stock dividends for the year ended December 31, 2000 include $1,000 related to the beneficial conversion feature.

(b) WARRANTS

Between October 1997 and April 2000, the Company issued warrants, exercisable over 5 years, to purchase 6,513,070 shares of common stock at $1.00 per share. These warrants were issued as part of common stock transactions. In December 1998, 553,000 warrants were canceled as part of a common stock redemption.

In February 1999, the Company agreed to change the price warrant-holders could exercise warrants to purchase common stock, for a temporary period from $1.00 per share to $.50 per share. In connection with this offer, 2,342,080 warrants to purchase common stock were exercised for $528,202 in cash and $642,838 in gold bullion and coins.

In connection with the commencement of an operating lease entered into in 2000 and the provision of services in 2000, the Company issued warrants to acquire 115,000 shares of common stock at $1.00 per share.

The per share weighted average fair values of stock warrants granted was $1.43 in 2000. No warrants were granted in 1999. The fair value of warrants at the date of grant was estimated using the Black Scholes option pricing model. The following weighted average assumptions were used in the calculation:

----------------------------------------- ------------------ ------
Assumptions                               2000               1998
----------------------------------------- ------------------ ------
Expected dividend yield                    0%                 0%
----------------------------------------- ------------------ ------
Expected volatility                        30%                61%
----------------------------------------- ------------------ ------
Risk-free interest rates                   6%                 6%
----------------------------------------- ------------------ ------
Expected life (in years)                   5                  5
----------------------------------------- ------------------ ------

The Company applies APB Opinion No. 25 in accounting for the compensation costs of employee stock warrants in the financial statements. No warrants were issued to employees in 2000 and 1999. Therefore pro forma net loss is the same as reported net loss.

The following table contains information about stock warrants:
--------------------------------- ------------------ --------------
Stock Warrants                              Shares    Warrant Price
--------------------------------- ------------------ --------------

Outstanding at December 31, 1998              5,960,070        1.00
----------------------------------------- ------------------ ------
Granted                                               0        1.00
----------------------------------------- ------------------ ------
Exercised                                     2,342,080        1.00
----------------------------------------- ------------------ ------
Expired or cancelled                                  0        1.00
----------------------------------------- ------------------ ------
Outstanding at December 31, 1999              3,617,990        1.00
----------------------------------------- ------------------ ------
Granted                                         115,000        1.00
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2000             3,732,990        1.00
----------------------------------------- ------------------ ------
Warrants exercisable at:
----------------------------------------- ------------------ ------
December 31, 1999                            3,617,990        1.00
----------------------------------------- ------------------ ------
December 31, 2000                            3,732,990       1.00
----------------------------------------- -------------------------

(c) STOCK OPTIONS

During January and July 2000, the Company issued stock options to certain employees. These options vest on the date of the grant and expire 5 years from the grant date. The Company applies APB Opinion 25 in accounting for these stock options. Accordingly, compensation cost is recorded for the intrinsic value in the stock options which amounted to $973,950 and $-0- for the years ended December 31, 2000 and 1999 respectively.

Had the compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been impacted as follows:

                                               2000          1999
      Net loss
      As reported                          $ 3,753,258   $ 2,285,776
      Pro forma                              4,665,024     2,285,776

      Basic Loss Per Share
      As reported                                (.23)         (.16)
      Pro forma                                  (.29)         (.16)

For the purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model. The following weighted average assumptions were used in the calculation:

Assumptions                                    2000       1999

Expected dividend yield                          0%         0%
Expected Volatility                             30%        61%
Risk-free interest rate                          6%         6%
Expected life (in years)                         5          5

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied was $1,885,716 for the year ended December 31, 2000. For the year ended December 31, 1999, no options were issued or vested, and therefore, there was no compensation expense.

The following table contains information about the Company's stock option activity and status of options outstanding:

                                               Weighted
                                               Average
                                               Number of    Exercise
Stock Options                                  Shares       Price
Outstanding at December 31, 1998                   -              -
Granted                                            -              -
Exercised                                          -              -
Expired or cancelled                               -              -
Outstanding at December 31, 1999                   -              -
                                             ---------
Granted                                      3,323,500         $.88
Exercised                                        5,000         1.37
Expired or cancelled                                -             -
                                             ---------       ------
Outstanding at December 31, 2000             3,318,500         $.88

The following table summarizes information regarding stock options outstanding at December 31, 2000:

                              Weighted
Range       Number            Average     Weighted    Number
Of          Outstanding       Remaining   Average     Exercisable
Exercise    at                Contractual Exercise        at
Prices      December 31      Life (Years) Price       December 31

$1.17       1,100,000         4.02        $1.17       1,100,000
$1.37         168,500         4.03        $1.37         168,500
$ .69       2,050,000         4.56        $ .69       2,050,000

The weighted average estimated fair value of stock options granted during 2000 was $0.57 per share.

(7) CONVERTIBLE DEBT

(a) CONVERTIBLE DEBENTURES

The Company issued convertible debentures in a private placement between November 1999 and May 2000. These debentures are convertible at the option of the holder into common stock at $1.50 per share and bear interest, which is payable quarterly beginning June 30, 2000 at 12%. The debentures have a term of three years and mature between November 2002 and May 2003. In 2000 the Company issued debentures, which included a beneficial conversion feature with intrinsic value resulting from the market price for common stock being greater than the option price. The beneficial conversion feature amounted to $422,920, which was greater than the proceeds of the related debentures by $25,000. This beneficial conversion feature is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the debentures. Accordingly, interest expense for the year ended December 31, 2000 included $397,920 related to the beneficial conversion feature

As at December 31, 2000 the Company was in default on the payment of quarterly interest on these debentures amounting to $182,029. Accordingly, the Company is in default of the terms of the debenture and the convertible debentures have been classified as a current liability.

In January 2001 the Company commenced negotiations with the debenture holders to convert the debentures to common stock at a reduced price. Subsequent to the year end the holders of debentures amounting to $610,000 plus accrued interest of $96,208 agreed to a conversion of the debentures into 10,088,685 shares of common stock.

(b) CONVERTIBLE NOTES PAYABLE

Convertible debt includes notes payable to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12% and are convertible at the option of the holder into common stock at $.02 per share. The issuance of these notes includes a beneficial conversion feature with intrinsic value resulting from the market value for common stock being greater than the option price. The beneficial conversion feature amounted to $138,750, which was greater than the proceeds of the related debt by $46,250. This beneficial conversion feature is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the notes. Accordingly, interest expense for the year ended December 31, 2000 included $92,500 related to the beneficial conversion feature. Interest expense on these notes amounted to $93,425 during the year ended December 31, 2000.

(8) DISCONTINUED OPERATIONS

On December 11, 2000, the Board of Directors agreed to discontinue operations of its subsidiary ShoptropolisTV.com and put the subsidiary up for sale. The subsidiary was disposed on March 29, 2001 by way of a sale to an entity owned by two stockholders of the Company. In conjunction with the discontinuance of operations, the Company incurred gain on disposal of the segment of $219,024. Accordingly, the gain will not be recognized until the period in which the disposition took place. The results of Shoptropolis operations have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior year financial statements for 1999 have been restated to present the operations of the ShoptropolisTV.com subsidiary as a discontinued operation.

The net assets of the discontinued operations have been recorded at their estimated net realizable value as follows:

                                                  2000       1999

Non-current asset of discontinued operations
    Fixed assets                                $222,887    $279,411
    Deposits                                          -       90,423
                                                --------    --------
                                                $222,887    $393,800
                                                ========    ========
Net current liabilities of discontinued operations
    Cash                                           $(163) $(231,350)
    Accounts payable                             416,098    132,723
    Accrued liabilities                           93,475     20,417
                                               ---------    -------
                                               $ 509,410   $(78,210)
                                               =========    =======




The condensed results of the operations of ShoptropolisTV.com for the years ended December 31, 2000 and 1999 are as follows:

                                                 2000         1999

    Sales                                 $        -     $  90,978)
    Cost of goods sold                             -      (328,236)
                                           -----------   ----------
    Gross profit                                   -      (237,258)
    Operating expenses                     (3,411,983)  (1,473,093)
                                           -----------   ----------
    Net loss                              $(3,411,983) $(1,711,351)
                                            ==========   ==========

On May 19, 2000 the Company completed a plan to dispose of its wholly owned subsidiary, International Strategic Assets, Inc. through a sale to an individual who was an officer and director of the Company. The sale price was $175,000 and the assumption of all debt related to the operations of International Strategic Assets, Inc.

The following is a summary of the net assets of International Strategic Assets, Inc. at May 19, 2000 and December 31, 1999.

                                                 May 19,  December 31,
                                                  2000        1999

Non-current asset of discontinued operations
    Fixed assets                                $ 37,230    $ 39,121
    Deposits                                          -        6,300
                                                --------    --------
                                                $ 37,230    $ 45,421
                                                ========    ========
Net current liabilities of discontinued operations
    Cash                                       $( 63,273)  $  17,118
    Accounts receivable                         (298,978)    (11,286)
    Accounts payable                             586,627     127,292
    Accrued liabilities                           30,400     129,846
                                                --------     -------
                                               $ 254,779   $ 262,970
                                                ========     =======

The condensed results of the operations of International Strategic Assets, Inc. for the period ended May 19, 2000 and the year ended December 31, 1999 are as follows:

                                                 2000         1999

    Sales                                  $ 1,118,704   $3,452,538
    Cost of goods sold                         935,745    2,909,312
                                            ----------    ---------
    Gross profit                               182,959      543,226
    Operating expenses                        (173,554)    (790,775)
                                            ----------    ---------
    Net income (loss)                        $   9,405   $ (247,549)
                                            ==========   ==========




(9) SUBSEQUENT EVENTS

On March 28, 2001, the Company increased the number of authorized common shares from 30,000,000 to 300,000,000. As well, the Company adjusted the purchase price of the common stock issued for cash between July and September 2000 to $.06 per share. These adjustments have been reflected in the financial statements.

Item 8. CHANGES IN PRINCIPAL ACCOUNTING FIRM AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 05, 2001 the Company changed its principal accounting firm to Stirtz, Bernards, Boyden, Surdel & Larter who completed the audit for the year ended December 31, 2000.

KPMG LLP was the principal accounting firm for ISA Internationale, Inc. for
the year ended December 31, 1999.   On March 24, 2001 the registrant received
in the mail the letter of resignation from KPMG LLP dated March 15, 2001 stating they declined to stand for reelection as principal certifying accountants. The postmark date on the envelope was March 22, 2001. The decision to accept the resignation of KPMG LLP was approved by the Audit Committee of the Board of Directors.

In connection with the audit of the fiscal year ended December 31, 1999, and the subsequent interim period through March 15, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP's auditors' report on the consolidated financial statements of ISA Internationale, Inc. and subsidiaries as of and for the year ended December 31, 1999, contained a separate paragraph stating " the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern." Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The Company believes that during the most recent fiscal year and through March 22, 2001, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(V), with the exception of the following:

1. Items cited as reportable conditions in KPMG LLP's report presented at the Company's March 2, 2000 Board of Directors meeting. The reportable conditions related to internal control deficiencies of the Company's International Strategic Assets, Inc. subsidiary, specifically inadequate segregation of duties and financial review procedures. The Company agreed with the characterization of said items as reportable conditions and undertook appropriate actions to remedy the internal control deficiencies. The International Strategic Assets, Inc. subsidiary was sold on May 19,2000.
2. The Company's 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission is incomplete as KPMG LLP did not perform quarterly review procedures as contemplated by Statement of Auditing Standard number 71, "Interim Financial Information".


In February 2000, pursuant to a Board of Directors resolution, the Company decided to change its auditors from the firm of Stirtz, Bernards, Boyden, Surdel & Larter to KPMG LLP. In connection with the audits of the periods ended December 31, 1997 and 1998, and the subsequent interim period, up to the date of dismissal, there were no disagreements between the Company and Stirtz, Bernards, Boyden, Surdel & Larter regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The accountant's report on the financial statements for the previous calendar years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph, which noted that losses from operations together with other factors raised substantial doubt about its ability to continue as a going concern during the ensuing year. Management's plans in regard to these matters were described in
Note 2 of the report.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of March 31, 2001, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2000 through February XX, 2001, their ages, the year first elected as an executive officer and/or director of the Company and employment for select persons for the past five years.

MARCH 31, 2001
                                                           Director
Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, Jr., President, Chief Executive Officer
         (acting) Interim, and Director [1]           60  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000; was acting Chief Financial Officer from July 2000 to February 2001.)

Roger G. Garmann        Outside Director              62  August 2000

Donald G. Kampmann      Outside Director              46  January 2001

James S. Dixon          Outside Director              52  January 2001

December 31, 2000

Jack T. Wallace        President, Chief Executive Officer
                         (acting), and Director [2]   60  July 2000
[2] (Note: Resigned as President, Chief Executive officer (acting) and Director February 2001.)

Gerald J. Durand        Founder and Director 3]       49    October 1997

[3] (Note: Was President, Chief Executive Officer and Director from October 1997 to August 2000. Resigned as Director on December 28, 2000.)

Roger G. Garmann        Outside Director              62   August 2000

August 22, 2000

Name              Positions with the Company         Age  Director Since

Gerald J. Durand     President, Chief Executive Officer
                                     and Director [4]   49  October 1997

[4] (Note: Resigned as President and Chief Executive Officer August 23, 2000.

Jack T. Wallace  Director   [5]  60  July 2000

[5] (Note: Was elected by the board of directors to President and Chief Executive Officer (acting) and Chairman of the Board August 23, 2000.)

Jeffrey T. Abrams   President of ShoptropolisTV.com, Inc.
                   and Director [6]                     44  November 1999

[6] (Note: Resigned as President of ShoptropolisTV.com, Inc. and Director November 2000.)

Roger G. Garmann         Outside Director               62  August 2000

January 1, 2000
                                                              Director
Name                     Positions with the Company       Age   Since

Gerald J. Durand   President, Chief Executive Officer
                          and Director [7]                48 October 1997

[7] (Note: Resigned as President and Chief Executive Officer August 23, 2000; Resigned as Director on December 28, 2000.)

Bernard L. Brodkorb, Jr.
Treasurer, Chief Financial Officer 	and Director [8]      60  October 1997

[8] (Note: Resigned as Treasurer, Chief Financial Officer and Director July 2000; remained acting Chief Financial Officer from July 2000 to February 2001; elected to the board of Directors January 2001, elected by the board of directors as interim President and Chief Executive Officer on February 2001.

Jeffrey T. Abrams         President of ShoptropolisTV.com, Inc.
                          and Director [9]                 43  November 1999

[9] (Note: Resigned as President of ShoptropolisTV.com, Inc. and Director November 2000.)

Ronald G. Wolfbauer      Managing Director of International Strategic
 Assets, Inc., and Director [10]  38 October 1997

[10] Note: Resigned as Director May 15, 2000 when ISAI sells its wholly owned subsidiary International Strategic Assets, Inc. on May 19, 2000 to Ronald G. Wolfbauer.

Other Executive Officers

John Bradley             Vice President IT [11]           48  November 1999

[11] (Note: Laid off June 2000.)

O. Alex Adamovich        Vice Pres. Logistics[12]         50  January 2000

[12] (Note: Laid off June 2000.)



Directors

GERALD J. DURAND (October 1997 to December 2000) was President, Chief Executive Officer and a director of the Company since its inception in October 1997. Mr. Durand resigned as President and Chief Executive Officer August 23, 2000, and resigned as Director December 28, 2000. Until he commenced fulltime employment with the Company in early 1999, he was the General Sales Manager of Investment Rarities Inc., a suburban Minneapolis direct retail seller of precious metals investments, where he was in charge of over 70 sales representatives offering products nationwide. Mr. Durand has over 20 years experience in executive officer or marketing management positions with various companies involved in direct sales, including considerable involvement in the TV home shopping industry.

BERNARD L. BRODKORB (October 1997 to July 2000; January 2000 to present) was the Treasurer, Chief Financial Officer and a director of the Company since its inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief Financial Officer and Director July 2000; was acting Chief Financial Officer from July 2000 to January 2001; was elected to the board of directors January 2001, elected by the board of directors to interim President, Chief Executive Officer February 2001. Mr. Brodkorb is an independent practicing Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

RONALD G. WOLFBAUER (October 1997 to May 2000) was a director of the Company since October 1997. Mr. Wolfbauer also was the Managing Director of International Strategic Assets, Inc., the Company's wholly owned subsidiary engaged in precious metals sales, since its inception in April 1999, where he was in charge of all sales personnel and general corporate operations. Mr. Wolfbauer resigned as Director May 2000. ISAI sold its wholly owned subsidiary International Strategic Assets, Inc. May 2000 to Ronald G. Wolfbauer. Prior to commencing full time employment with the Company's precious metals subsidiary, Mr. Wolfbauer was a Monetary Specialist with Investment Rarities, Inc., a large precious metals firm conducting direct retail sales throughout the USA.

JEFFREY T. ABRAMS (November 1999 to November 2000) was the President of ShoptropolisTV.com, Inc. and a director of the Company. Mr. Abrams resigned as President of ShoptropolisTV.com, Inc. and Director November 2, 2000. Mr. Abrams joined the Company in August 1999 as the Executive Vice President and Chief Operating Officer. Mr. Abrams was a Senior Vice President with Best Buy Co. from 1986 to 1996. From April 1996 to December 1996, Mr. Abrams was an Executive Vice President for Smith & Alster, Inc. in Fort Lauderdale, Florida. From 1997 until August 1999, Mr. Abrams developed and co-founded Autofun, Inc. a new retail concept for automobile accessories. Mr. Abrams has 25 years of experience in retail, marketing, sales, rack jobbing, e-commerce, distribution and manufacturing.

JACK T. WALLACE (July 2000 to February 2001) was a director of the Company from July 2000 to February 2001. Mr. Wallace was President, Chief Executive Officer and Chairman of the Board of the Company from August 2000 to February 2001. Mr. Wallace was a consultant to the Company from February 1999 to August 2000.

ROGER G. GARMANN (August 2000 to present) is an outside director of the Company from August 2000 to present. Mr. Garmann has a law enforcement background and worked for ISAI's wholly owned subsidiary International Strategic Assets, Inc.

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann is an allotted board member by Doubletree Capital Partners, Inc. Mr. Kampmann is President of Freeland Financial Services and Minneapolis Financial Center, a Minnesota mortgage placement and service center for mortgage loans.

JAMES S. DIXON (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Dixon is an allotted board member by Doubletree Capital Partners, Inc. Mr. Dixon is Vice President & Secretary of West America Securities, Inc. of Scottsdale, Arizona.

Other Executive Officers

O. ALEX ADAMOVICH was the Vice President Logistics of the Company from January 2000 to June 2000. From April 1998 to January 2000, Mr. Adamovich worked for Universal International and from February 1996 to April 1998, GT Interactive employed him. He also managed and designed the software distribution facility for Best Buy Company from 1990 to 1996. Prior to joining Best Buy, Mr. Adamovich led the warehouse operations for the Musicland Group.

JOHN BRADLEY was the Vice President IT of the Company from November 1999 to June 2000. Mr. Bradley served in various information system positions with The Value Group from April 1998 to November 1999, AutoNation from April 1997 to 1998, and Best Buy Company from June 1995 to April 1997.


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and any persons holding more than 10% of the outstanding common stock of the Company to file reports with the Securities and Exchange Commission concerning their initial ownership of common stock and any subsequent changes in that ownership. Following the effective date of the Company's Form 10-SB in November 1999, the Company's officers, directors and 10% shareholders failed to file Initial Statements of Beneficial Ownership on Form 3. In addition, Jeffrey Abrams and John Bradley, executive officers of ShoptropolisTV.com, Inc., failed to file reports on Form 4 to reflect the receipt of option grants for 500,000 shares and 100,000 shares, respectively. In 2000, Jeffrey Abrams, John Bradley and O. Alex Adamovich, executive officers of ShoptropolisTV.com, Inc., and Jack T. Wallace, executive officer of ISAI, failed to file reports on Form 4 to reflect the receipt of option grants for 1,500,000 shares, 100,000 shares, 100,000 shares and 1,000,000 shares, respectively; and Roger Garmann, director of ISAI, failed to file Initial Statements of Beneficial Ownership on Form 3. The Company is currently assisting in the preparation and filing of the required reports.

Item 10.  EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal year ended December 31, 2000 regarding all compensation paid to the Company's Chief Executive Officer, and one other director whose compensation was more than $100,000.


                     SUMMARY COMPENSATION TABLE
                                               Long-term
                                               Compensation Awards
                             Annual            Securities           All Other
                             Compensation      Underlying           Annual
Name and Principal    Year   Salary   Bonus    Options/SARs($)     Compensation
Postion
------------------------------------------------------------------------------
Jack T. Wallace      2000  $68,500  $ 0        $ 0                $0
President and Chief
Executive Officer
(August 2000 to
February 2001)

Gerald J. Durand    2000   $53,500    0          0                  0
 President and      1999   $92,000    0          0                  0
 Chief Executive    1998   $28,000    0          0                  0
 Officer            1997   $0         0          0                  0
 (1997-August 2000)

Ronald G. Wolfbauer 1999   115,262    0          0                  0
  Director ISAI,    1998   0          0          0                  0
  Managing Director 1997   0          0          0                  0
  International
  Strategic Assets,
  Inc.(1997-May 2000)

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

Stock Options

In January 2000 the Company granted non-qualified stock options to certain of its officers, employees and consultants. In total, the Company granted options to purchase an aggregate of 1,208,500 shares of common stock at an exercise price of $1.17 per share and options to purchase 65,000 shares of
common stock at an exercise price of $1.37 per share.    On June 14, 2000, the
Company corrected the error in the exercise price of 108,500 of the 1,208,500 stock options granted in January 2000 to certain of its officers, employees and consultants. The correct price is $1.37 per share and not $1.17 per share. The 1,100,000 stock options exercisable at $1.17 are fully vested on the date of grant and have a term of five years commencing on the grant date. The 173,500 stock options exercisable at $1.37 had employment termination expiration clauses.

On July 24, 2000, the Company granted non-qualified stock options to certain of its officers, employees and consultants. In total, the Company granted options to purchase an aggregate of 2,050,000 shares of common stock at an exercise price of $0.69 per share. Each of the stock options was fully vested on the date of grant and has a term of five years commencing on the grant date.

During the 2nd quarter of 2000 a total 5,000 stock options granted January 2000 at an exercise price of $1.37 expired, and a total 5,000 stock options granted January 2000 at an exercise price of $1.37 were exercised for $6,850. In August 2000 a total 107,500 stock options granted January 2000 at an exercise price of $1.37 expired. In September 2000 a total 41,000 stock options granted January 2000 at an exercise price of $1.37 expired. In December 2000 a total 10,000 stock options granted January 2000 at an exercise price of $1.37 expired.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2001, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

A. Security Ownership of Certain Beneficial Owners

                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   26,626,849           58.32%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Gerald J. Durand (2)                     4,810,600           10.53%
Faribault, MN.

Barbara McLean (3)                       2,552,333            5.59%
Quincy, IL 62301

Michael G. W. Birch (4)                  1,625,000            3.56%
Knoxville, TN.

Bernard L. Brodkorb (5)                 14,163,424            31.02%
St. Paul, MN.
(1) Includes 17,500,000 shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 4,426,850 which may be acquired upon Conversion of convertible loans payable at December 31, 2000.
(2) Includes warrants to purchase 1,030,600 shares exercisable at $1.00 per share.
(3) Includes 257,333 shares that may be acquired upon conversion of convertible debentures.
(4) Includes warrants to purchase 400,000 shares exercisable at $1.00 per share.
(5) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share; includes 50 % beneficial interest in Doubletree Capital Partners which would result in additional ownership shares of 12,463,424.

B. Security Ownership of Management

                                       Number of Common Stock      Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (5)                14,163,424             31.48%
St. Paul, MN

Roger G. Garmann (6)                            163,333              .35%
Lakeville, MN

Donald G. Kampman	n                               -0-
Prior Lake, MN.

James S. Dixon                                   -0-
Scottsdale, AZ.
                                            -----------           -------
Directors and executive officers as a group  14,326,757            31.38%
 (4 persons, including those named above)

(5) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share.
(6) Includes warrants to purchase 10,000 shares exercisable at $1.00 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The promoters of the Company from the founding of the Company in October 1997 are Gerald J. Durand (October 1997 to December 2000), Bernard L. Brodkorb, Jr. (October 1997 to July 2000, and January 2001 to present), Ronald G. Wolfbauer (October 1997 to May 2000) and Michael G.W. Birch (October 1997 to XXXX XXXX), otherwise collectively known as the founders of the Company. Incident to the founding and organization of the Company in October 1997, the promoters of the Company received the following shares of common stock and related warrants incident to services rendered by them regarding the founding and organization of the Company. The services were valued on the basis of $.0001 per share. All of these warrants have five-year terms and can be exercised anytime during such term at a purchase price of $1.00 per share.

Name of Founder                   Common Shares Issued     Common Shares
                                                          Exercisable by
                                                             Warrant
--------------------------------------------------------------------------
Gerald J. Durand                        6,000,000              1,030,600
Bernard L. Brodkorb                     1,750,000                400,000
Ronald G. Wolfbauer                       459,000                459,000
Michael G.W. Birch                      1,750,000                400,000

In January 1999, the Company redeemed a total of 1,650,000 shares of its common stock from Mr. Gerald J Durand, Mr. Bernard L. Brodkorb and Mr. Michael
G. W. Birch as follows. Such shares were returned to the Company and contributed to the capital stock account of the Company for no consideration.

        Name                      Number of Shares Redeemed
        Gerald J. Durand                 600,000
        Bernard L. Brodkorb              525,000
        Michael G.W. Birch               525,000


In February 1999, Barbara McLean exercised warrants to purchase 1,530,000 shares of common stock of the Company for $.50 per share, or total consideration of $765,000. Ms. McLean exercised these warrants in connection with an offer by the Company to all warrant holders to reduce the exercise price from $1.00 to $.50 for a temporary period. In total, warrants to purchase 2,342,080 shares of common stock were exercised for $528,202 in cash and $642,838 in gold bullion and coins.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to Exhibits on page 42.

(b)  REPORTS ON FORM 8-K

On November 22, 2000, the Company filed a report on Form 8-K to report the purchase by Doubletree Capital Partners, Inc., a Minnesota corporation, of 2,999,999 common shares, and of 5,000,000 preferred shares that are convertible to 17,500,000 common shares. On February 19, 2000, the Company filed a report on Form 8-K to report the change in its auditors to the accounting partnership of KPMG.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  ____________________
      Bernard L. Brodkorb, Jr.
      President, CEO CFO (interim)

      Date: ________________


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                          Date

/s/Bernard L. Brodkorb, Jr.  President, Chief Executive   May 18,2001
Bernard L. Brodkorb, Jr.     Officer and Director
                            (Principal Executive Officer)

/s/Roger G. Garmann          Director                     May 18,2001
Roger G. Garmann

/s/Donald G. Kampmann        Director                     May 18,2001
Donald G. Kampmann

/s/James S. Dixon            Director                     May 18,2001
James S. Dixon




ISA INTERNATIONALE INC.
FORM 10-KSB

INDEX TO EXHIBITS

Item No.  Description

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

10.4 Lease Agreement between International Shopping Alliance, Inc. and Duke-Weeks Realty Limited Partnership dated December 23, 1999 (filed herewith electronically).

10.5 Unconditional Guaranty of Lease and Credit Enhancement Agreement by ISA Internationale, Inc. dated December 30, 1999 (filed herewith electronically).

10.6 Amended and Restated Lease Agreement between International Shopping Alliance, Inc. and Duke-Weeks Realty Limited Partnership dated August 4, 2000 (filed herewith electronically).

10.7 Unconditional Guaranty of Lease and Credit Enhancement Agreement by ISA Internationale, Inc. dated August 4, 2000 (filed herewith electronically).

11.1 Statement re: computation of per share earnings (filed herewith electronically).

16.1 Letter on change in certifying accountant (incorporated by referenced to the Company's Report on Form 8-K dated February 19, 2000).

16.2 Letter on sale of 2,999,999 common shares, and 5,000,000 preferred shares that are convertible to 17,500,000 common shares (incorporated by referenced to the Company's Report on Form 8K dated November 22, 2000).

21.1     Subsidiaries of the registrant (filed herewith electronically).




17