Form 10QSB
period 2001-03-31
ISA INTERNATIONALE INC
filed 2001-05-21
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number:  000-27373
                    -------------------------------------

                         ISA INTERNATIONALE, INC.
            (Exact name of registrant as specified in its charter)



Delaware                                       41-1925647
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                                P.O. Box 21023
                             Eagan, MN  55121-2433
                (Mailing address of principal executive offices)

                    Issuer's telephone number  (952) 736-0619
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 18, 2001, there were 30,425,898 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of March 31, 2001 and December 31, 2000       3
         Statements of Operations for the three months ended March 31,
             2000 and 1999                                               4
         Statements of Cash Flows for the three months ended March 31,
             2000 and 1999                                               5
         Notes to Financial Statements                                 6-7
Item 6.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                7-11

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities and Use of Proceeds                       12

Item 3. Defaults Upon Senior Securities                                 12

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                              13

Index to Exhibits                                                       13

                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     ASSETS
                                                March 31,    December 31,
                                                   2001           2000
                                                ---------    ------------
Current assets:
   Cash and cash equivalents                     $    872       $   1,580

Non-current assets of discontinued
   operations                                          --         222,887
                                               ----------      ----------
Total Assets                                   $      872      $  224,467
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable             $   981,640     $ 1,591,640
   Convertible notes payable                      116,308          88,527
   Accrued interest                               137,575         182,957
   Accounts payable                               205,275         195,452
   Accrued liabilities                            106,000          38,500
   Net liabilities from discontinued
     Operations                                        --         509,410
                                               ----------      ----------
          Total current liabilities             1,546,796       2,606,486
                                               ----------      ----------
Commitments and Contingencies (notes 2 and 5)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at March 31, 2001 and December 31, 2000          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     30,425,898 and 20,337,213 shares issued
     and outstanding at March 31, 2001 and
     December 31, 2000 respectively                 3,043           2,034
   Additional paid-in capital                   4,656,772       4,402,689
   Accumulated deficit                         (6,206,239)     (6,787,242)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (1,545,924)     (2,382,019)
                                               ----------      ----------
Total Liabilities and stockholders' equity     $      872      $  224,467
                                               ==========      ==========
See accompanying notes to consolidated financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                            Three Months Ended March 31,
                                       ---------------------------------
                                               2001               2000
                                       --------------       ------------
Operating expenses
     General & administrative             $    38,313        $    40,049
                                           ---------         -----------
          Operating loss                      (38,313)           (40,049)

Other income (expense):
     Interest expense                         (53,699)           (35,783)
     Interest income                               --                283
                                             ---------------------------

Net loss from continuing operations           (92,012)          (75,549)

Discontinued operations:
     Loss from operations of
       discontinued operations               (43,895)       (1,052,113)
     Gain on disposal of business
       operations                             262,919                --
                                            ---------------------------

Income (Loss) before extraordinary items      127,012        (1,127,662)

Extraordinary item - gain on
     Extinguishment of debt                   453,991                --
                                            ---------------------------

Net Income (Loss)                          $  581,005      $(1,127,662)
                                           ============================

Basic earnings (loss) per share:
     Continuing operations                $    (0.01)       $    (0.01)
     Discontinued operations                    0.01             (0.07)
     Extraordinary gain                         0.02               .00
                                         ------------------------------
     Total Net loss per share                   0.02             (0.08)
                                         ==============================

Average shares of common stock outstanding:
     Basic and diluted                     26,930,907        14,382,215
                                         ==============================

Dividends per share of common stock             none               none
                                         ==============================
   See accompanying notes to consolidated financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                               Three Months Ended March 31,
                                              -------------------------------
                                                   2001               2000
                                              ------------       ------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                $   (92,012)        $(75,549)
  Adjustments to reconcile net loss
    From continuing operations to cash
      From operating activities:
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                  2,875               --
    Accounts payable                                   9,823          (17,000)
    Accrued Interest                                  50,884           46,057
    Accrued liabilities                               67,500               --
                                                -----------------------------
  Cash used by continuing operations                  39,010          (46,492)
  Cash used by discontinued operations               (67,499)        (454,085)
                                                 -----------------------------
  Cash used by operating activities                  (28,489)        (500,577)

Cash Flows From Investing Activities:
  Cash provided (used) by discontinued operations         --            4,779
                                                -----------------------------
Cash Flows From Financing Activities:
  Net proceeds from sale of convertible
   debentures                                             --          480,640
  Proceeds from issuance of convertible debt          27,781               --
                                                -----------------------------
  Cash provided by financing activities          $    27,781          480,640
                                                -----------------------------

  Net decrease in cash and cash equivalents             (708)         (15,158)
  Cash and cash equivalents at beginning
   of period                                           1,580          140,981
                                                -----------------------------
  Cash and cash equivalents at end of period     $       872     $    125,823
                                                =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $   252,217               --
    Extra-ordinary item on early extinguishments
      of debt                                        453,991               --
                                                 ----------------------------
                                                 $   706,208
                                                 ============================
See accompanying notes to consolidated financial statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three months ended march 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) NATURE OF BUSINESS

ISA Internationale Inc. (ISA) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly held corporation on November 15, 1999. During 2000, the Company discontinued the operations of two business segments and is currently re-organizing its financial affairs.

On May 8, 1998, Internationale Shopping Alliance Incorporated
(Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly-owned subsidiary of ISA (see note 3).

(3) NEW ACCOUNTING PRONOUNCEMENTS

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

(4) DISCONTINUED OPERATIONS

On March 29, 2001, the Company completed a plan to dispose of its wholly owned subsidiary, ShoptropolisTV.com (the subsidiary) through a sale to an entity owned by two stockholders of the Company. The sale price was the assumption of net liabilities amounting to $330,419, including 4,500,000 shares of common stock to be used in satisfying the creditors of the subsidiary. A gain of approximately $262,919 was realized during the quarter ending March 31, 2001. All related assets of the discontinued operations have been separately reflected in these consolidated financial statements

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,206,239 at March 31, 2001. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $133,573 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(6) CONVERTIBLE DEBT

During the quarter ending March 31, 2001 the Company issued $27,781 of convertible debt to an entity controlled by two of the Company's shareholders. This debt included a beneficial conversion feature with intrinsic value of $2,875 of which the entire amount was charged to interest expense during the quarter ending March 31, 2001.

(7) EQUITY

The Company issued 10,088,685 shares of common stock as part of a troubled debt restructuring to satisfy $708,208 in principal and accrued interest on convertible debentures. This transaction resulted in a gain on extinguishments of debt amounting to $453,991.




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

ISAI is presently attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000. ISAI decided to dispose of the subsidiary ShoptropolisTV.Com in December, 2000 as a part of its re-organization efforts. After successful completion of its re-organization efforts, ISAI plans to pursuit strategic alternatives that may include the purchase of a business. Until its reorganization efforts are completed, the Company does not believe it can consummate a strategic business development transaction with third party or strategic financial partner.

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which is now a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. in May 2000.

ISAI's primary business strategy was its development of ShoptropolisTV.com, Inc., a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products. Given, that on May 19, 2000, ISAI sold ISA, ISAI's wholly owned subsidiary whose business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars, and in November 2000, for all practical purposes, ISAI ceased daily operations of ShoptropolisTV.com, Inc (Shoptropolis), ISAI's present strategy is restructuring ISAI and ShoptropolisTV.com Inc.'s (Shoptropolis) description of business and financial activities and operations.

Results of Operations for the Quarter ended March 31, 2001 and March 31, 2000.

Sales and Gross Profit.
No sales were recorded for the quarter ended March 31, 2001 and 2000.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture debt. General and administrative expenses were $195,197 for the quarter ended March 31, 2001 and and $318,417 for the quarter ended March 31, 2000. The expenses were principally for office, occupancy, telephone and required consulting costs. The decrease in expenses from 2000 to 2001 is principally due to a decrease in general and administrative costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $4,100 for a total amount of $148,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $72,500 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the quarter ended March 31, 2001, the Company received $27,781 in loans in connection with the complete re-organization effort currently continuing.

As of March 31, 2001, the Company had current assets of $1,580 consisting of cash and other current assets. At the same time, the Company had $3,020,857 in current liabilities consisting of $195,452 in accounts payable, $38,500 in accrued liabilities, subordinated debentures payable in default totaling $1,591,640 in principal, convertible notes payable of $88,527, related interest accruals of $182,957, and $927,781 in net current liabilities from discontinued operations. Accordingly, the Company had a working capital deficit position of $3,019,277.

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

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement in November 2000. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2001 and 2000.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Other Going Concern matters

One (1) remaining officer is currently managing the Company. In addition, the Company has suspended its development activities pending the resolution of its financial matters.

The Company is in default under the terms of its obligation to make semi-annual and quarterly interest payments of certain convertible 12% debentures issued between September 1999 and June 2000. All of the debentures are in payment default as to principal and $133,573 in interest as of March 31, 2001. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of end of 2nd quarter of 2000. The Company has began the process of attempting to convert the debenture holders to common shares at $0.07 per share for total of principle and accrued interest as of the date of their respective conversion.

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




Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending March 31, 2001, the Company settled the lawsuit with Investment Rarities Incorporated and Investment Rarities International, Inc. for the sum of $12,000 and the issuance of 1,500,000 of the Company's par value $.0001 common shares.

Item 2. Changes in securities and Use of Proceeds

During the quarter ended march 31, 2001, the Company recorded the issuance of the 1,500,000 common shares referred to in item 1 and 8,588,685 common shares for the partial conversion that is completed on the conversion of the convertible debentures into common stock.

Item 3. Defaults Upon Senior Securities

The defaults present on the Convertible Debentures as of December 31, 2000 and March 31, 2001, after partial conversion into common stock of the Company, continues as of March 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits. none
(b) Form 8-K. The Company has filed three reports on Form 8-K during the three months ended March 31, 2001 and further through May 18, 2001.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  \s\Bernard L. Brodkorb
      Bernard L. Brodkorb
      President, CEO CFO (interim)

Date: May 21, 2001




ISA INTERNATIONALE INC.
FORM 10-QSB

INDEX TO EXHIBITS

Item No.  Description

11.2 Contract between Doubletree Liquidation Corporation and ISA
Internationale, Inc., as of March 29, 2001(filed electronically with 8-K filed April 4, 2001.

16.1 Letter on change in certifying accountant (incorporated by reference to the Company's Report on Form 8-K dated February 19, 2000).