Form 10QSB
period 2001-06-30
ISA INTERNATIONALE INC
filed 2001-08-17
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 2001, there were 35,254,663 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of June 30, 2001 and
             December 31, 2000                                           3
         Statements of Operations for the three months
             ended June 30, 2001 and 2000 and six months ended
             June 30, 2001 and 2000                                      4
         Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000                                5
         Notes to Condensed Financial Statements                       6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             and Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14

                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                                 BALANCE SHEETS

                                                    (Unaudited)
                                                 June 30,    December 31,
                                                   2001           2000
                                                ---------    ------------
Current assets:
   Cash                                        $      872      $    1,580

Non-current assets of discontinued
   operations                                          --         222,887
                                               ----------      ----------
Total Assets                                   $      872      $  224,467
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable              $  801,640     $ 1,591,640
   Convertible notes payable                      186,861          88,527
   Accrued interest                               148,950         182,957
   Accounts payable                               109,598         195,452
   Accrued liabilities                              2,000          38,500
   Accrued liabilities - disposed business        203,201              --
   Net liabilities from discontinued
     Operations                                        --         509,410
                                               ----------      ----------
          Total current liabilities             1,452,250       2,606,486
                                               ----------      ----------
Contingencies (note 9)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at  June 30, 2001 and December 31, 2000          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     35,254,683 and 20,337,213 shares issued
     and outstanding at June 30, 2001 and
     December 31, 2000 respectively                 3,525           2,034
   Additional paid-in capital                   4,728,772       4,402,689
   Accumulated deficit                         (6,184,125)     (6,787,242)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (1,451,378)     (2,382,019)
                                               ----------      ----------
Total Liabilities and Stockholders' Equity     $      872      $  224,467
                                               ==========      ==========
See accompanying notes to condensed financial statements.

                               ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                       STATEMENTS OF OPERATIONS

                                           (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
                                          Quarter Ended  Quarter Ended  Six Months Ended  Six Months Ended
                                           June 30,2001    June 30,2000     June 30,2001      June 30,2000
                                        ------------------------------------------------------------------
Operating expenses
     General & administrative                   $ 54,532        380,228         92,845            420,277
                                           ---------------------------------------------------------------
     Operating loss                              (54,532)      (380,228)       (92,845)          (420,277)

Other income (expense):
     Interest expense                            (57,857)       (37,383)      (111,556)           (73,166)
     Interest income                                 --             426            --                 709
                                             -------------------------------------------------------------

Net (loss) from continuing operations          (112,389)       (417,185)      (204,401)          (492,734)

Discontinued operations:
     Loss from operations of
       discontinued operations                      --         (253,409)      (43,895)         (1,305,522)
     Gain on disposal of business
       operations                                   --          382,149       212,751             382,149
                                              ------------------------------------------------------------

Income (Loss) before extraordinary items       (112,389)      (288,445)       (35,545)         (1,416,107)

Extraordinary item - gain on
     extinguishment of debt                     184,671            --         638,662               --
                                            ---------------------------------------------------------------

Net Income (Loss)                             $  72,282       (288,445)       603,117          (1,416,107)
                                           ================================================================

Basic earnings (loss) per share:
     Continuing operations                     $ (0.00)       $ (0.03)       $ (0.01)             $ (0.03)
     Discontinued operations                      0.00           0.01           0.01                (0.07)
     Extraordinary gain                           0.00           0.00           0.02                 0.00
                                         -------------------------------------------------------------------
     Total Net loss per share                  $  0.00       $  (0.02)       $ 0.02               $  (0.10)
                                         ===================================================================

Average shares of common stock outstanding:
     Basic and diluted                      32,768,621      14,383,094     29,071,446          14,382,654
                                         ===================================================================

Dividends per share of common stock             none           none           none              none
                                         ===================================================================
   See accompanying notes to condensed financial statements.



                             ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                     STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                               Six Months Ended June 30,
                                                              2001               2000
                                                          --------------------------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                           $  (204,401)     $   (75,549)
  Adjustments to reconcile net loss from continuing
    operations to cash from operating activities:
        Common stock issued to settle accrued liabilities        22,500               --
        Common stock issued for services                          1,400               --
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                            2,875                --
    Accounts payable                                             6,403           (17,000)
    Accrued Interest                                           108,681            46,057
    Accrued liabilities                                       ( 36,500)               --
                                                           ------------------------------
  Cash used by continuing operations                           (99,042)          (46,492)
  Cash used by discontinued operations                              --          (454,085)
                                                           -----------------------------
  Cash provided (used) by operating activities                 (99,042)         (500,577)
                                                            -----------------------------
Cash Flows From Investing Activities:
  Cash provided (used) by discontinued operations                   --             4,779
                                                           -----------------------------
Cash Flows From Financing Activities:
  Net proceeds from sale of convertible debentures                  --           480,640
  Proceeds from issuance of convertible debt                    98,334               --
                                                           -----------------------------
  Cash provided by financing activities                    $    98,334           480,640
                                                           -----------------------------

  Net decrease in cash and cash equivalents                       (708)          (15,158)
  Cash and cash equivalents at beginning of period               1,580           140,981
                                                           -----------------------------
  Cash and cash equivalents at end of period               $       872      $    125,823
                                                           =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock                   $   300,748               --
    Extra-ordinary item - loan forgiveness                     631,940               --
                                                           ----------------------------
                                                          $    932,688               --
                                                          =============================
See accompanying notes to condensed consolidated financial statements

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) NATURE OF BUSINESS

ISA Internationale Inc. (ISA) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly held corporation on November 15, 1999. During 2000 and 2001, the Company discontinued the operations of two business segments and is currently re-organizing its financial affairs.

On May 8, 1998, Internationale Shopping Alliance Incorporated
(Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA.

(3) NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE Of FASB STATEMENT NO. 133, changed the effective date to fiscal years beginning after June 15, 2000. SFAS 138 issued in June 2000 amended certain aspects of SFAS 133. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption of these standards on the Company's financial statements is not material.

In July 2001, the FASB issued SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements establish new standard for accounting for business combinations and goodwill and other intangible assets. SFAS No. 141 has an effective date for business combinations occurring after June 30, 2001. SAFS No. 142 has an effective date for fiscal years beginning after December 15, 2000. The impact of adoption of these standards on the company's financial statements is not material.






(4) DISCONTINUED OPERATIONS

On March 29, 2001, the Company completed a plan to dispose of its wholly owned subsidiary, ShoptropolisTV.com (the subsidiary) through a sale to an entity owned by two stockholders of the Company. The sale price was the assumption of net liabilities amounting to $280,251, including 4,500,000 shares of common stock to be used in satisfying the creditors of the subsidiary. A gain of approximately $212,751 was realized during the quarter ending March 31, 2001. All related assets of the discontinued operations have been separately reflected in these consolidated financial statements.

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,184,125 at June 30, 2001. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $140,402 at June 30, 2001 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(6) CONVERTIBLE DEBT

During the six months ending June 30, 2001 the Company issued an additional $98,334 of convertible debt to an entity controlled by two of the Company's shareholders. This debt included a beneficial conversion feature with intrinsic value of $2,875 of which the entire amount was charged to interest expense during the six months ending June 30, 2001.

(7) EQUITY

The Company has issued 13,324,117 shares of common stock during the six months ended June 30, 2001 as part of a troubled debt restructuring to satisfy $932,688 in principal and accrued interest on convertible debentures. This transaction resulted in a gain on early extinguishment of debt amounting to $631,940.

(8) PRIOR PERIOD ADJUSTMENT

The Company's financial statements have been restated to reflect the correction of an error in calculating the gain on disposal of business operations. The Company assumed certain obligations that it had guaranteed for its subsidiary related to the business operation that was disposed during the first quarter of 2001.
The effect of this restatement for the quarter ending March 31, 2001 is as follows:

                                                    Quarter Ending
                                                     March 31, 2001
                                                  As
                                               Previously      As
                                                Reported    Restated
                                               ----------------------
Balance Sheet:
  Accounts payable                            $  205,275     $119,742
  Accrued liabilities                            106,000       38,500
  Accrued liabilities
    disposed business                                --       203,201
  Accumulated deficit                         (6,206,239)  (6,256,407)


Statement of Operations:
  Gain on disposal of
    business operations                          262,919      212,751
 Net income (loss)                               581,005      530,837
  Basic earnings (loss) per
    share of common stock
     Discontinued operations                        0.01        0.01
     Total net loss per share                       0.02        0.02

(9)  CONTINGENT LIABILITIES

The Company has been named in a lawsuit filed by the owner of real estate the company leases for non-payment of rentals on this lease. The lawsuit specifies damages of $125,000. The Company has accrued accounts payable of approximately $91,000 for past due payments as well as estimated future lease payments. This amount represents the $125,000 specified in the lawsuit less sub-lease rentals the owner has directly received and is expected to receive in the future.

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

Overview

Through its two wholly-owned subsidiary Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., ISA Internationale, Inc. (ISAI) was engaged in two distinct businesses: (1.) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from TV viewers and Internet shoppers, and (2.) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

ISAI is presently attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ISAI disposed of the ShoptropolisTV.Com, Inc. on March 29, 2001 as a part of its re-organization efforts. Additional re-organization efforts include negotiation with creditors to restructure and convert debt to equity and actively seek new business opportunities. After successful completion of its re-organization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business. Until its reorganization efforts are completed, the Company does not believe it can consummate a strategic business development transaction with third party or strategic financial partner.

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which is now a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997. ISAI sold ShoptropolisTV.com, Inc. on March 29, 2001.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. on May 19, 2000. ISAI's primary business strategy was the development of ShoptropolisTV.com, Inc.

Results of Operations for the Six months ended June 30, 2001 and June 30,
2000.

Sales and Gross Profit.
No sales were recorded for the six months ended June 30, 2001 and 2000.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $92,845 for the six months ended June 30, 2001 and $420,277 for the six months ended June 30, 2000. The expenses were principally for office, occupancy, telephone and required consulting costs. The decrease in operating expenses from 2000 to 2001 is principally due to a decrease in general and administrative costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for these shares of $0.06 per share. This resulted in an additional 1,547,142 shares being issued. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $68,527 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the six months ended June 30, 2001, the Company received $98,334 in loans in connection with the complete re-organization effort currently continuing.

As of June 30, 2001, the Company had current assets of $872 consisting of cash. At the same time, the Company had $1,452,250 in current liabilities consisting of $245,299 in accounts payable, $69,500 in accrued liabilities, convertible debentures payable in default totaling $801,640 in principal, convertible notes payable of $186,861, and related interest accruals of $148,950. Accordingly, the Company had a working capital deficit position of $1,451,378.


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



Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of June 30, 2001 and 2000.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of June 30,2001. The Company is in the process of negotiating with the debenture holders to convert the debenture debt to equity. As of June 30, 2001 principal and accrued interest amounting to $932,688 has been converted to equity. Common stock with a fair market value of $300,748 has been issued on the conversion of these debentures. These transactions have resulted in the Company recognizing a gain on early extinguishments of debt amounting to $631,940. At June 30, 2001 $942,042 of convertible debentures and accrued interest that is in default remained on the Company's balance sheet

The Knoxville property the Company leases is now the subject of a lawsuit in Federal District Court in Tennessee. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter of 1999, the Company relocated its home-shopping network from Tennessee to Minnesota. Therefore, the Company no longer needs the Knoxville facility. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company is attempting to resolve the lawsuit through settlement procedures and will respond to the lawsuit.




Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending June 30, 2001, the Company was sued in Federal District Court in Tennessee regarding a defaulted lease with Claude Yow on its former office and operation facilities for an approximate amount of $125,000 in unpaid lease rent payments.

The Company settled a lawsuit initiated by Investment Rarities Incorporated and Investment Rarities International, Inc. during the quarter ending June 30, 2001. The Company settled this lawsuit by issuing 1,500,000 shares of common stock with a fair market value of $22,500 and paying $12,000 cash to the plaintiff.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2001, the Company recorded the issuance of the 1,500,000 common shares referred to in item 1 and 3,235,432 common shares for the conversion of the convertible debentures into common stock. An additional 93,333 of common shares was issued to a director of the Company for expenses incurred in his consulting efforts and expenses incurred for the Company's reorganization efforts.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2000 and March 31, 2001, continue as of June 30, 2001 after partial conversions into common stock of the Company. These defaults arose because the Company missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $801,640 and accrued interest thereon of $140,402 as of June 30, 2001

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K: none



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  \s\Bernard L. Brodkorb
      Bernard L. Brodkorb
      President, CEO, and CFO (interim)

Date: August 17, 2001