Form 10QSB
period 2001-09-30
ISA INTERNATIONALE INC
filed 2001-11-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2001, there were 42,225,465 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of September 30, 2001 and
             December 31, 2000                                           3
         Statements of Operations for the three months
             ended September 30, 2001 and 2000 and nine months ended
             September 30, 2001 and 2000                                 4
         Statements of Cash Flows for the nine months
             ended September 30, 2001 and 2000                           5
         Notes to Condensed Financial Statements                       6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             and Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14

                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                                 BALANCE SHEETS

                                                     (Unaudited)
                                               September30,   December 30,
                                                   2001           2000
                                               ------------   ------------
Current assets:
   Cash                                        $      872      $    1,580

Non-current assets of discontinued
   operations                                          --         222,887
                                               ----------      ----------
Total Assets                                   $      872      $  224,467
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable              $  651,640     $ 1,591,640
   Convertible notes payable                      212,149          88,527
   Accrued interest                               151,689         182,957
   Accounts payable                               107,761         195,452
   Accrued liabilities                              2,000          38,500
   Accrued liabilities - disposed business        135,701              --
   Net liabilities from discontinued
     Operations                                        --         509,410
                                               ----------      ----------
          Total current liabilities             1,260,940       2,606,486
                                               ----------      ----------
Contingencies (note 9)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at September 30, 2001 and
     December 31, 2000                                500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     42,225,465 and 20,337,213 shares issued
     and outstanding at September 30, 2001 and
     December 31, 2000                              4,222           2,034
   Additional paid-in capital                   4,832,586       4,402,689
   Accumulated deficit                         (6,097,376)     (6,787,242)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (1,260,068)     (2,382,019)
                                               ----------      ----------
Total Liabilities and Stockholders' Equity     $      872      $  224,467
                                               ==========      ==========
See accompanying notes to condensed financial statements.

                               ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                       STATEMENTS OF OPERATIONS

                                    (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                   Quarter Ended      Quarter Ended    Nine Months Ended Nine Months Ended
                                 September 30,2001  September 30,2000  September 30,2001 September 30,2000
                                 -------------------------------------------------------------------------
Operating expenses
     General & administrative        $     30,027       $     74,544       $    122,872      $    485,704
                                 -------------------------------------------------------------------------
     Operating loss                       (30,027)           (74,544)          (122,872)         (485,704)

Other income (expense):
     Interest (expense)                   (25,695)           (55,692)          (137,251)         (128,788)
     Interest income                          116                 26                116               726
                                 -------------------------------------------------------------------------
Net (loss) from
     continuing operations                (55,606)          (130,210)          (260,007)         (613,756)

Discontinued operations:
     Loss from operations of
       discontinued operations                 --           (719,319)           (43,895)       (2,034,029)
     Gain on disposal of business
       operations                              --                 --            212,751           382,149
                                 -------------------------------------------------------------------------
Income (loss) before
     extraordinary item                   (55,606)          (849,529)           (91,151)       (2,265,636)

Extraordinary item - gain on
     early extinguishment of debt         142,355                 --            781,017             --
                                 -------------------------------------------------------------------------

Net Income (loss)                    $     86,749       $   (849,529)      $    689,866       $(2,265,636)
                                 =========================================================================

Basic earnings (loss) per share:
     Continuing operations                $ (0.00)           $ (0.01)           $ (0.01)          $ (0.04)
     Discontinued operations                 0.00               0.05               0.01             (0.11)
     Extraordinary item                      0.00               0.00               0.02              0.00
                                  -------------------------------------------------------------------------
     Total net loss per share             $  0.00            $  0.06            $  0.02           $ (0.15)
                                  =========================================================================

Average shares of common stock outstanding:
     Basic and diluted                 39,089,177         15,585,584         32,837,513        14,788,827
                                  =========================================================================
Dividends per share of common stock          none               none               none              none
                                  =========================================================================
   See accompanying notes to condensed financial statements.



                             ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                     STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                          Nine Months Ended September  30,
                                                              2001               2000
                                                          ---------------   --------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                         $    (260,007)    $   (613,756)
  Adjustments to reconcile net loss from continuing
    operations to cash from operating activities:
        Common stock issued to settle accrued liabilities        90,000               --
        Common stock issued for services                          1,400               --
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                             2,875               --
    Accounts payable                                             11,026           32,500
    Accrued Interest                                             31,268          137,251
    Accrued liabilities                                              --               --
                                                           --------------   -------------
  Cash used by continuing operations                           (124,330)        (444,005)
  Cash used by discontinued operations                              --          (444,986)
                                                           --------------   -------------
  Cash provided (used) by operating activities                 (124,330)        (888,991)
                                                            -------------   -------------
Cash Flows From Investing Activities:
  Cash provided (used) by discontinued operations                   --             7,484
                                                           --------------   ------------
Cash Flows From Financing Activities:
  Net proceeds from sale of convertible debentures                  --           605,640
  Proceeds from issuance of convertible debt                    123,622               --
  Proceeds from issuance of stock                                   --           147,100
                                                           -----------------------------
  Cash provided by financing activities                    $    123,622          752,740
                                                           -----------------------------

  Net decrease in cash and cash equivalents                        (708)        (136,251)
  Cash and cash equivalents at beginning of period                1,580          140,981
                                                           -----------------------------
  Cash and cash equivalents at end of period               $        872     $      4,730
                                                           =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock                   $    337,810               --
    Extra-ordinary item
      Debt forgiveness                                          767,834
      Restructuring of accounts payable                          13,183               --
                                                           -----------------------------
                                                           $  1,118,827               --
                                                           =============================
See accompanying notes to condensed consolidated financial statements

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

In June 2001, the FASB issued SFAS No. 141 BUSINESS COMBINATIONS, SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS and SFAS No. 143 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. These pronouncements establish new standard for accounting for business combinations, goodwill and other intangible assets, retirement obligations and impairment or disposal of long-lived assets. SFAS No. 141 has an effective date for business combinations initiated after June 30, 2001. SAFS No. 142 and SFAS No. 144 have an effective date for fiscal years beginning after December 15, 2001. SFAS No. 143 has an effective date for fiscal years beginning after June 15, 2002. The impact of adoption of these standards on the company's financial statements is not material.

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

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,097,376 at September 30, 2001. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $137,156 at September 30, 2001 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There is no assurance these actions will be successful.

(6) CONVERTIBLE DEBT

During the nine months ending September 30, 2001 the Company issued an additional $123,622 of convertible debt to an entity controlled by two of the Company's shareholders. This debt included a beneficial conversion feature with intrinsic value of $2,875 of which the entire amount was charged to interest expense during the nine months ending September 30, 2001.

(7) EQUITY

The Company has issued 15,794,919 shares of common stock during the nine months ended September 30, 2001 as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible debentures. This transaction resulted in a gain on early extinguishment of debt amounting to $767,834. As well, the Company issued 1,500,000 shares to satisfy an accrued liability, 93,333 shares for services and 4,500,000 shares to satisfy creditors of a disposed business segment.

(8) PRIOR PERIOD ADJUSTMENT

The Company's financial statements were restated in the second quarter of 2001 to reflect the correction of an error in calculating the gain on disposal of business operations that was reported in the first quarter of 2001. The Company assumed certain obligations that it had guaranteed for its subsidiary related to the business operation that was disposed during the first quarter of 2001.

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

Results of Operations for the Nine months ended September 30, 2001 and September 30, 2000.

Sales and Gross Profit.
No sales were recorded for the nine months ended September 30, 2001 and 2000.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $122,872 for the nine months ended September 30, 2001 and $485,704 for the nine months ended September 30, 2000. The expenses were principally for office, occupancy, telephone, and required consulting costs. The decrease in operating expenses from 2000 to 2001 is principally due to a decrease in general and administrative costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for these shares of $0.06 per share. This resulted in an additional 1,547,142 shares being issued. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $68,527 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the nine months ended September 30, 2001, the Company received $98,334 in loans in connection with the complete re-organization effort currently continuing.

As of September 30, 2001, the Company had current assets of $872 consisting of cash. At the same time, the Company had $1,260,940 in current liabilities consisting of $243,462 in accounts payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $651,640 in principal, convertible notes payable of $212,149, and related interest accruals of $151,689. Accordingly, the Company had a working capital deficit position of $1,260,068.

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





Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit may be limited due to changes in ownership. None of this benefit was recorded in the accompanying financial statements as of September 30, 2001 and 2000.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of September 30,2001. The Company is in the process of negotiating with the debenture holders to convert the debenture debt to equity. As of September 30, 2001 principal and accrued interest amounting to $1,105,644 has been converted to equity. Common stock with a fair market value of $337,810 has been issued on the conversion of these debentures. These transactions have resulted in the Company recognizing a gain on early extinguishments of debt amounting to $767,834. At September 30, 2001 $788,796 of convertible debentures and accrued interest that is in default remained on the Company's balance sheet

The Knoxville property the Company leases is now the subject of a lawsuit in Federal District Court in Tennessee. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter of 1999, the Company relocated its home-shopping network from Tennessee to Minnesota. Therefore, the Company no longer needs the Knoxville facility. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company is attempting to resolve the lawsuit through settlement procedures and will respond to the lawsuit.




Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending September 30, 2001, the Company was not sued in any new legal matters. The Company continues to endeavor to resolve in Federal District Court in Tennessee the defaulted lease matter with Claude Yow on its former office and operation facilities for an approximate amount of $125,000 in unpaid gross lease rent payments.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2001, the Company recorded the issuance of the 4,500,000 common shares regarding debt settlements being proposed to various creditors of its failed subsidiary operations in the multimedia home shopping network business and 2,470,802 common shares for the conversion of the convertible debentures into common stock.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2000 and March 31, 2001, continue as of September 30, 2001 after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $651,640 and accrued interest thereon of $137,156 as of September 30, 2001.

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

Date: November 14, 2001