Form 10KSB
period 2001-12-31
ISA INTERNATIONALE INC
filed 2002-04-15
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                  -----------------------------------------

                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

224 No. Owasso Blvd.
Shoreview, MN 55126
(Mailing address of principal executive offices)

Issuer's telephone number  (651) 489-6941
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):
  $633,382 as of March 30, 2002.

The number of shares outstanding of the issuer's common stock as of December 31, 2001:
  Common stock, $.0001 Par Value  42,225,485

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                      Page
                                  PART I

Item 1.  Description of Business                                         4
Item 1-A.Important Factors                                               5
Item 2.  Description of Properties                                       8
Item 3.  Legal Proceedings                                               9
Item 4.  Submission of Matters to a Vote of Security Holders            10


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       11
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     15
Item 7.  Financial Statements and Supplementary Data                    20
           Table of Contents                                            20


                                   PART III
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      40
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            40
Item 10. Executive Compensation                                         42
Item 11. Security Ownership of Certain Beneficial Owners
          and Management                                                43
Item 12. Certain Relationships and Related Transactions                 45
Item 13. Exhibits and Reports on Form 8-K                               46

         Signatures                                                     46

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

A. Corporate Organization and Recapitalization

ISA Internationale Inc. (ISAI) was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with Internationale Shopping Alliance Incorporated (Internationale) , which was a wholly owned subsidiary of ISAI. This subsidiary was acquired when the former shareholders of Internationale acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of Internationale. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of Internationale on October 7, 1997. Subsequent to this reverse merger the name of Internationale Shopping Alliance Incorporated was changed to ShoptropolisTV.com, Inc (Shoptropolis). In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with Internationale.

The primary business strategy of Shoptropolis, was to develop a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc. (ISA), in March 1999. The primary business strategy of ISA was outbound direct telemarketing sales of precious commodities, primarily including gold, silver, platinum and palladium in bullion form including bars and coins of various types and face amounts.

On May 19, 2000, ISAI sold ISA through a sale to an individual who was an officer and director of ISAI. In December 2000, due to a lack of capital, the Company concluded that no further efforts would be expended to develop its planned shopping network and the disposal of the Shoptropolis subsidiary was approved by the Board of Directors. Shoptropolis was sold on March 29, 2001.


ISAI's present strategy is to complete its reorganization of its financial affairs and endeavor to find a suitable candidate for merger or acquisition.

B. Personnel

On January 1, 2000, ISAI had 15 full-time employees including three executive officers, three administrative and accounting personnel, and nine precious metals sales representatives. During the first quarter of 2000, ISAI added 12 full-time employees for its Shoptropolis operations including one executive officer and three senior management persons. The three senior management persons headed the product-buying group of Shoptropolis. ISAI's full-time employees then totaled 27.

In May 2000 ISAI sold International Strategic Assets, Inc. and thus eliminated 12 full-time employees including one executive officer, one administrative person, one accounting person, and nine precious metals sales representatives. During the second quarter of 2000, Shoptropolis laid off 12 full-time employees. ISAI's full-time employees then totaled three, two executive officers and one administrative person.

In August 2000 the founder and president of ISAI and CEO of Shoptropolis resigned. A member of the ISAI board of directors assumed the position of acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors. In October 2000 the administrative person resigned. In November 2000 the president of Shoptropolis resigned.

On December 31, 2000, ISAI had no full-time employees. The chief executive officer position of ISAI and Shoptropolis was filled by a member of the ISAI board of directors in an acting status.

In February 2001 the member of the board of directors who was acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's board of directors. The acting chief financial officer of ISAI filled the chief executive officer position of ISAI and Shoptropolis. This person continues in this position with ISAI after resigning as CEO of Shoptropolis upon the sale of that business.

Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures - With respect to the core business strategy of developing and launching its multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. With the decision of the Board of Directors in December 2000 to begin disposal efforts of the Shoptropolis subsidiary, ISAI has no intention to further develop the home shopping network. All efforts of the Company at the present time will be directed to a complete reorganization of all of its affairs. Therefore the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in their development stage. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful re-organization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will however, hopefully complete its financial re-organization and endeavor to find a suitable candidate for merger or acquisition of the Company.

History of Losses and Anticipated Further Losses - ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2001 of $6,161,979. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing - The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant and additional capital in order to the support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations, until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with a financial company to loan the Company at the financial Company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current interim CEO and Chairman of the Board of Directors.
The financial company has commenced its best efforts to help the Company resolve, consolidate and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the years ended December 31, 2001, and 2000 include an explanatory paragraph concerning the Company's ability to continue as a going concern.


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

Control By Existing Management - One principal shareholder beneficially owns approximately 45.95% of ISAI's outstanding common stock, which includes common stock that can be converted from preferred stock owned by the one principal shareholder, and accordingly has complete control of its business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Item 2.   DESCRIPTION OF PROPERTIES

At December 31, 2001 the Company's only asset was cash of $872.

From September 2000 to January 2000 the Company rented a shared-office space in St. Paul, MN on a month-to-month basis. Monthly rental installments were $480.00, which included base rental amount and tenant's share of overall building complex maintenance expense, and real estate taxes increase. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the St. Paul facility.

From January 2000 through September 2000, the Company leased office space in Burnsville, Minnesota. The facility was approximately 4,996 square feet and was being leased under a four (4) year lease, expiring December 31, 2003, with option to downsize and/or relocate the leased premises, and option to terminate the lease. Monthly lease installments were approximately $7,486, which included base rental amount and tenant's share of overall building complex maintenance expense and real estate taxes. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the Burnsville facility. On September 30, 2000, ISAI exercised its option to terminate the lease resulting in no additional payments after September 30, 2000.

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

The Company moved its administrative, production and broadcast operations from Knoxville, Tennessee to Minnesota the fourth quarter of 1999. The Company has defaulted on the lease for the facility in Knoxville. The owner of the Knoxville property has initiated a lawsuit in federal court for non-payment of the lease.

In December 1999, the Company leased a 70,089 square foot facility in Eagan, Minnesota for its wholly owned subsidiary, Shoptropolis. The facility was to be Shoptropolis' headquarters and would house administration offices, purchasing, warehousing, shipping and receiving, and telephone call-centers, for the television and Internet home-shopping operations. The lease terms were eight (8) years expiring March 2008. The monthly lease installments commenced March 2000, and were approximately $36,000, which included base rental amount and building complex maintenance expense and real estate taxes. The base annual rent increased by ten-percent the second year and by four-percent in the fourth and seventh year. Monthly lease installments would also increase if such operating expense and real estate taxes increased. ISAI had guaranteed the lease payments under this lease. In July 2000 the landlord terminated the lease as a result of ISAI's default for lack of monthly lease payments as required. In July, the lessor seized the Company's lease deposits in the amount of $170,000.

In August 2000 ISAI requested and the landlord agreed to the lease in its entirety. Additional security payments were required as well as the payment of the monthly rents on a current and timely basis. In addition, the reinstatement of the lease provided the lessor the opportunity to exercise its stock warrants and resell the stock for a minimum of Three Hundred Thousand Dollars ($300,000.00). The lessor agreed to return to the Company its $170,000 security deposit net of one month's gross rent or approximately $39,500, which was held by the lessor. The original agreement was further modified to limit the amount of ISAI's tenant improvement costs to be paid by the lessor to $38,324.

In August 2000 ISAI paid the Landlord under terms of the restated lease $74,739.54 for the combined July 2000 and August 2000 rent payments, and $1,417.47 in respect of the amortized prorated monthly rental installment and operating expenses for the month of March 2000. No other monies were paid to the Landlord under the terms of the restated lease.

In December 2000 the landlord agreed to terminate the lease upon payment by ISAI of $54,500.00 and satisfying a $27,430.35 construction lien on the facility. ISAI has no further obligations under the terms of the lease at December 31, 2000 and all monies paid for rent or leasehold improvements or security deposits have been charged off as additional rent paid through December 31, 2000.

Item 3.  LEGAL PROCEEDINGS

The Company was a party to a lawsuit as a defendant dated June 27, 2000 and received on August 30, 2000, in the State of Minnesota, County of Dakota, District Court, First Judicial District, Case Type: Contract and Tort; Plaintiffs, Investment Rarities Incorporated and Investment Rarities International, Inc., as and for their Complaint against Defendants ISA Internationale Inc., International Strategic Assets Inc., Ronald G. Wolfbauer, Jr., John Doe and Roger Roe: First Claim--Wolfbauer and Doe misappropriation of trade secrets; Second Claim--Wolfbauer and Doe breach of contract; Third Claim--ISA Internationale Inc., Roe and International Strategic Assets Inc. inducement to breach a duty; and, Fourth Claim--Defendants tortuous interference with contractual relations. ISAI denied each and every matter, allegation or thing except as may be admitted, qualified, or affirmatively alleged in the Company's "Separate Answer of ISA Internationale Inc." dated September 2000. In March 2001, the Company settled the suit by agreeing to pay to the plaintiffs the sum of $12,000 and to issue the plaintiffs 1,500,000 of the Company's par value $.0001 common shares. Accordingly, the Company included $34,500 as accrued lawsuit settlement expense in its financial statements at December 31, 2000.

The Knoxville property the Company leases is the subject of a current legal proceeding. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter 1999, the Company relocated its home-shopping network from
Tennessee to Minnesota.   This property has been sub-leased and ISAI has
authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company is attempting to satisfy the default and mutually void ISAI's lease on the facility. Provision has been made in the financial statements of the Company for estimated liabilities related to the disposition of their defendant position in this matter.

In June 2000 the Company was in default under the terms of the lease of its 70,089 square foot facility in Eagan. In August 2000 ISAI requested the landlord to agree to reinstate the lease. On August 4, 2000 the lease agreement was restated in its entirety under an amended agreement. Additional security was required (refer to Item 2. Description of Properties). On August 31, 2000, ISAI again defaulted on its lease agreement. In December 2000 the landlord and ISAI mutually voided the Amended and Restated Lease Agreement by ISAI paying the landlord $54,500.00 and satisfying a $27,430.35 construction lien on the facility.

Other than the above, the Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. However, the re-organization efforts of the Company at December 31, 2001 may not be to the satisfaction of any or all of its creditors and accordingly, several lawsuits may or could occur at any moment in the re-organization efforts of the Company. The Company's property is not the subject of a pending legal proceeding, other than that described above. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2000, by written action of a majority of its shareholders, the Company sold its wholly owned subsidiary, International Strategic Assets, Inc.
(ISA), for a cash sum of $174,005. The $174,005 purchase price consisted of $74,005 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA.

On March 29, 2001 by written action of a majority of its shareholders, the Company sold its wholly owned subsidiary, ShoptropolisTV.com, Inc. (Shoptropolis), for a cash sum of $1, the assumption of all debt of Shoptropolis with the exception of $50,168 which was guaranteed by the Company and the Company also agreed to issue 4,500,000 shares of its stock with a value of $67,500 to satisfy Shoptropolis' creditors.

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

                                   High    Low
1998
----
First Quarter (no transactions)   $1.50   $1.50
Second Quarter                    $2.50   $1.50
Third Quarter                     $3.00   $1.50
Fourth Quarter                    $3.25   $1.50

1999
----
First Quarter                     $4.25   $3.25
Second Quarter                    $3.25   $0.375
Third Quarter                     $0.375  $0.25
Fourth Quarter                    $0.25   $0.22

2000
----
First Quarter                     $4.50   $0.937
Second Quarter                    $2.50   $0.343
Third Quarter                     $1.06   $0.156
Fourth Quarter                    $0.21   $0.031

2001
----
First Quarter                     $0.031  $0.015
Second Quarter                    $0.015  $0.015
Third Quarter                     $0.015  $0.012
Fourth Quarter                    $0.012  $0.012

As of March 31, 2002, there were approximately 203 beneficial owners and approximately 291 registered holders of record of the Company's common stock.

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

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business was direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. in May 2000.

ISAI's primary business strategy was its development of ShoptropolisTV.com, Inc., a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products.

Given, that on May 19, 2000, ISAI sold ISA, and in December, 2000, the Board of Directors agreed to discontinue the operations of the Shoptroplis,ISAI's present strategy is the restructuring of its financial affairs. These segments have been accounted for as discontinued operations at December 31, 2001 and December 31, 2000 and historical amounts have been restated to reflect the operations of these two subsidiaries as discontinued operations.

Results of Operations for the Years ended December 31, 2001 and 2000.

Sales and Gross Profit.
As a result of the discontinuance of its two business segments , no sales were recorded for the year ended December 31, 2001 and 2000 for the parent company.

Operating and Interest Expenses.
Operating and interest expenses not included in discontinued operations were general and administrative expenses for the parent company and interest expenses related to debenture debt. General and administrative expenses were $165,705 for the year ended December 31, 2001 and $195,197 for the year ended December 31, 2000. The expenses were principally for office, occupancy, telephone and office and officer salary costs. Interest expenses decreased to $163,542 in the year ended December 31, 2001 from $663,100 in the year ended December 31, 2000. The decrease is primarily the result of the conversion of convertible debentures to equity. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except interest, minimal office, telephone and legal and professional expenses relating to the re-organization efforts and ultimate disposition of the Company.

Gains and Losses. Net gains for the year ended December 31, 2001 were $671,152 compared to net losses for the year ended December 31, 2000 in the amount of $3,753,258. The gain for the year ended December 31, 2001 is solely due to the extraordinary gains from early extinguishments of debt the Company has experienced due to the extensive reorganization efforts currently going on inside the Company. If the reorganization efforts were not currently ongoing, the Company would be incurring substantial losses due to its lack of operations. There can be no assurance that the Company will ever again have profitable operations.

Liquidity and Capital Resources

ISAI has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to management of ISAI. From the inception of ISAI in 1997 through December 31, 1997, ISAI raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISAI raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISAI. Such gold bullion and coins were immediately liquid to ISA, and were converted to cash. From
September 1999 through February 2000, the Company raised $1,336,640 through the sale of unsecured convertible debentures.

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

As of December 31, 2001, the Company had current assets of $872 consisting of cash only. At the same time, the Company had $1,325,543 in current liabilities consisting of $267,369 in accounts payable, $2,000 in accrued liabilities, subordinated debentures payable in default totaling $651,640 in principal, convertible notes payable of $226,554, related interest accruals of $177,980. Accordingly, the Company had a working capital deficit of $1,324,671 at December 31, 2001.

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

The Company is not currently seeking any additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2001 and 2000. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.

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

The Company is in default under the terms of its obligation to make quarterly interest payments of certain convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $651,640 in principal and $156,866 in interest as of December 31, 2001. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of end of 2nd quarter of 2000. The Company converted $940,000 of principal and accrued interest in the amount of $169,435 into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. The Company is presently attempting to convert the remaining debenture holders to common shares at $0.07 per share for total of principle and accrued interest as of December 31, 2000 and up to the effective date of conversion by the holders of the notes and the Company.

The Knoxville property the Company leases is subject of a pending legal proceeding. At present the Company is in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present. In fourth quarter 1999, the Company relocated its home-shopping network from Tennessee to Minnesota. Therefore, the Company no longer needed the Knoxville facility. ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company will be attempting to satisfy the default and mutually void ISAI's lease.

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

Item 7.  FINANCIAL STATEMENTS

The following financial statements of ISA Internationale Inc. and Independent Auditors' Reports thereon are included herein:

                    TABLE OF CONTENTS                               Page

Independent Auditors' Reports----------------------------------------21

Consolidated Balance Sheets as of December 31, 2001 and 2000 --------22

Consolidated Statements of Operations for the years ended
 December 31, 2001 and 2000------------------------------------------23

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001 and 2000------------------------------------------24

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001 and 2000.-----------------------------25

Notes to Consolidated Financial Statement----------------------------27

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale, Inc.

We have audited the accompanying consolidated balance sheets of ISA Internationale, Inc. and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

STIRTZ BERNARDS BOYDEN SURDEL & LARTER, PA.
Edina, MN
March 25,2002

                    ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                      ASSETS                        2001          2000
                                               ----------      ----------
Current assets:
   Cash                                          $    872       $   1,580

Non-current assets of discontinued
   operations                                                     222,887
                                               ----------      ----------
Total Assets                                   $      872      $  224,467
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable             $   651,640      $1,591,640
   Convertible demand notes payable               226,554          88,527
   Accrued interest                               177,980         182,957
   Accounts payable - trade                        46,668         165,452
   Accounts payable - related party                85,000          30,000
   Accounts payable - disposed business            135,701             --
   Accrued liabilities                              2,000          38,500
   Net liabilities from discontinued
     Operations                                       --          509,410
                                               ----------      ----------
          Total current liabilities             1,325,543       2,606,486
                                               ----------      ----------
Commitments and Contingencies (see note 4)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     42,225,485 and 20,337,213 shares issued
     and outstanding at December 31, 2001
     and 2000 respectively                          4,222           2,034
   Additional paid-in capital                   4,832,586       4,402,689
   Accumulated deficit                         (6,161,979)     (6,787,242)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (1,324,671)     (2,382,019)
                                               ----------      ----------
Total Liabilities and stockholders'
 equity (deficit)                                  $  872      $  224,467
                                               ==========      ==========

      See notes to consolidated financial statements.

                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEARS ENDED  DECEMBER 31,
                                           2001              2000
                                        ---------         ---------
Operating expenses
     General & administrative            165,705           195,197
                                        ---------         ---------
          Operating loss                (165,705)         (195,197)

Other income (expense):
     Interest expense                   (163,542)         (663,100)
     Other income                            251               747
                                       ----------------------------

Net loss from continuing operations     (328,996)         (857,550)

Discontinued operations:
     Loss from operations of
       discontinued operations           (43,895)       (3,402,578)
     Gain on disposal of business
       operations                        212,751           382,149
                                       ----------------------------

Loss before extraordinary item          (160,140)       (3,877,979)

Extraordinary item, gain on early
     extinguishment of debt              785,403           124,721
                                       ----------------------------

Net income (loss)                     $  625,263       $(3,753,258)
                                       ============================

Net income (loss) available to
     common shareholders             $   625,263       $(3,753,258)
                                       ============================

Basic earnings (loss) per share:
     Continuing operations           $    (0.01)       $    (0.05)
     Discontinued operations               0.01             (0.19)
     Extraordinary gain                    0.02               .01
                                     -----------------------------
     Total net earnings (loss) per share   0.02             (0.23)
                                     =============================

Average shares of common stock outstanding:
     Basic and fully diluted          35,203,792        15,948,048
                                     =============================

Dividends per share of common stock        none               none
                                     =============================
     See notes to consolidated financial statements.

                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents
                                                  YEARS ENDED  DECEMBER 31,
                                                       2001         2000
                                                 --------------------------
Cash Flows From Operating Activities:
  Loss from continuing operations                $   (328,996)   $ (857,550)
  Adjustments to reconcile net loss
    from continuing operations to cash
      from operating activities:
        Issuance of common stock options and
         warrants for employee compensation
         and other services                              --       1,138,383
        Interest expense from the intrinsic value
         of beneficial conversion features issued
         along with convertible debt                    2,875       490,420
        Common stock issued to settle accounts payable
         and accrued liabilities                       90,000        25,000
        Common stock issued for services rendered       1,400           --
        Accounts payable                               39,319       304,982
        Accrued Interest                              160,667       172,683
        Accrued liabilities                          (104,000)       38,500
                                                  -------------------------
  Cash provided (used) by continuing operations      (138,735)    1,312,418)
  Cash provided (used) by discontinued operations                (2,523,094)
                                                  -------------------------
  Net cash flows from operating activities            (138,735)  (1,210,676)
                                                  -------------------------
Cash Flows From Investing Activities:
  Cash provided (used) by discontinued operations         --         37,230
                                                  -------------------------
Cash Flows From Financing Activities:
  Net proceeds from sale of convertible
   debentures                                             --        891,640
  Proceeds from issuance of convertible debt           138,027       92,500
  Payments on convertible debt                            --         (3,973)
  Issuance of common and preferred stock
   for cash                                               --        176,100
  Exercise of common stock warrants and options           --          6,850
  Cash provided (used) by discontinued operations                   (17,547)
                                                  -------------------------
  Net cash flows from financing activities             138,027    1,145,570
                                                  --------------------------
  Increase (decrease) in cash and cash equivalents        (708)     (27,876)
  Cash and cash equivalents,
        beginning of year                                1,580       29,456
                                                  --------------------------
  Cash and cash equivalents, end of year          $        872  $     1,580
                                                  ==========================
     See notes to consolidated financial statements


                               ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 YEARS ENDED DECEMBER 31, 2001 AND 2000
                       Preferred Stock           Common Stock	Additional
                     Number of      Par        Number of   Par      Paid-in  Accumulated
                       Shares      Value        Shares    Value      Capital    Deficit     Total
-------------------------------------------------------------------------------------------------

Balance December 31, 1999    --     --        14,382,215   1,438  $2,566,032 (3,032,984)    (465,514)

Issuance of Preferred
  stock for cash      5,000,000    500                --      --         500         --        1,000

Issuance of common stock
  and common stock
  warrants for cash
                            --      --         5,449,998     545     174,555         --      175,100

Exercise of stock options
  for cash                  --      --             5,000       1       6,849         --        6,850

Issuance of common stock
  for settlement of
  accounts payable          --      --           500,000      50      24,950         --       25,000

Issuance of common stock options
  and warrants for services
  rendered                  --      --                --      --   1,138,383         --    1,138,383

Intrinsic value of
  conversion feature on
  issuance of convertible
  debentures and
  convertible demand notes
  payable                  --       --               --       --    490,420         --       490,420

Preferred stock dividends  --       --               --       --      1,000      (1,000)         --

Net loss                   --       --               --       --         --  (3,753,258)  (3,753,258)
                     --------------------------------------------------------------------------------

Balance Dec. 31, 2000   5,000,000   $ 500     20,337,213  $2,034  4,402,689 $(6,787,242) $(2,382,019)

Issuance of common stock
  for settlement of
  convertible debentures
  and accrued interest thereon        --      15,794,917   1,579    336,231         --       337,810

Intrinsic value of
  conversion feature on
  issuance of convertible
  demand notes
  payable                  --       --            --        --        2,875          --        2,875

Issuance of common stock
  for settlement of
  accrued liabilities      --       --       6,000,000      600      89,400        --         90,000

Issuance of common stock
  for services              --      --          93,333        9       1,391        --          1,400

Net income                 --       --               --       --         --     625,263      625,263
                    --------------------------------------------------------------------------------

Balance Dec. 31, 2001  5,000,000   $ 500     42,225,463  $4,222  $4,832,586 $(6,161,979)$(1,324,671)

=====================================================================================================
      See notes to consolidated financial statements

                 ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2001 AND 2000

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly-held corporation on November 15, 1999. During the years ended December 31, 2001 and 2000, the Company discontinued the operations of two business segments and is currently re-organizing its financial affairs.

On May 8, 1998, Internationale Shopping Alliance Incorporated
(Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly-owned subsidiary of ISA.

1.b) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

1.c) USE OF ESTIMATES

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

1.d) DEBT ISSUANCE COSTS)

Original issuance discounts and beneficial conversion features associated with debt issuances are recorded as an adjustment to interest expense over the term of the debt or vesting period of the conversion feature, using the effective-interest method.

1.e) PROPERTY AND EQUIPMENT

Property and equipment were carried at cost. Depreciation was computed over the estimated useful lives, generally three to seven years. The cost of maintenance and repairs was expensed as incurred, and significant renewals and betterments were capitalized. Depreciation expense amounted to $13,184 and $54,567, for the years ended December 31, 2001 and 2000, respectfully.

1.f) LONG-LIVED ASSETS

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

1.g) REVENUE RECOGNITION

Revenues from product sales were recognized upon shipment. Revenues for precious metals sales were recognized on a trade-date basis.

1.h) ADVERTISING COSTS

Advertising costs were expensed as incurred. Advertising expenses were $0 and $1,767 for 2001 and 2000, respectively.

1.i) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2001 and 2000, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

1.j) INCOME TAXES

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

1.k) STOCK-BASED COMPENSATION

The Company has adopted the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net loss and loss per share are presented as if the fair value-based method had been applied in measuring compensation cost for employee stock grants (note 5).

1.l) SEGMENTS OF A BUSINESS

The Company operated in two segments: 1) the development of a multi-media home shopping network and 2) direct sales via outbound telemarketing of precious metals, both of which were discontinued during 2001 and 2000.

1.m) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

1.n) NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 141 "BUSINESS COMBINATIONS", SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS", and SFAS No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." In August 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." These pronouncements established new standards for accounting for business combinations, goodwill, and other intangible assets, retirement obligations and impairment or disposal of long-lived assets. SFAS No. 141 has an effective date for business combinations initiated after June 30, 2001. SFAS No. 142 and SFAS No. 143 have an effective date for fiscal years beginning after June 15, 2002. The impact of adoption of these standards on the Company's financial statements is not material.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,161,979 at December 31, 2001. Income for the year ended December 31, 2001 amounted to $625,263 of which $785,403 arose from the early extinguisment of debt. Losses for the year ended December 31, 2000, amounted to $3,753,258. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and shut down its ShoptropolisTV.com, Inc. subsidiary. As such, the Company does not have an operating business at December 31, 2001. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                 2001             2000
                                               --------         --------
 Computed "expected" tax benefit                34.0%            34.0%
 State income tax, net of federal benefit        3.8%             3.8%
 Change in valuation allowance                 (37.8%)          (37.8)
                                               --------         --------
                                                  --%              --%
                                               ========         ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

                                                  2001             2000
                                                --------        --------
  Deferred tax assets:
  Net operating loss carryforward            $2,083,000       $1,520,000
  Start up costs                                  9,000           25,000
  Other                                          12,000           12,000
                                              ---------        ---------
  Total gross deferred tax assets             2,104,000        1,557,000

  Valuation allowance                        (2,104,000)      (1,557,000)
                                               ---------       ---------
  Net deferred tax assets                   $      --        $     --
                                              =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2001 and 2000.

As of December 31, 2001, the Company has reported net operating loss carryforwards of approximately $5,652,000. The federal net operating loss carryforwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.

(4.) CONTINGENCIES AND COMMITMENTS

a) LEASE COMMITMENTS

The Company leases facilities in Knoxville, TN under an operating lease agreement with an entity owned by a shareholder, which expires in September 2003, and calls for escalating rent payments from $6,303 to $11,435 per month over the term of the agreement. The lease provides for a five-year renewal term at the option of the Company with rent increases of five percent per year.

In December 1999, the Company approved a plan to abandon this facility. In connection with this plan, the Company subleased a portion of this facility. During the year ending December 31, 2000, the Company defaulted on this lease agreement. The landlord has initiated a lawsuit in federal court to recover unpaid rent with respect to this lease. The Company has accrued $91,701 at December 31, 2001 relating to this action.

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

Rent expense net of sublease income of $0 and $81,449, was $0 and $695,703 for years ended December 31, 2001 and 2000, respectively.

(5.) EQUITY

a) PREFERRED STOCK

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

b) Common Stock

The Company issued 15,794,917 shares of common stock during the year ended December 31, 2001, as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible debentures (see
Note 6). This transaction resulted in a gain on early extinguishments of debt amounting to $767,834. As well, the Company issued 1,500,000 shares to satisfy an accrued liability, 93,333 shares for services, and 4,500,000 shares to satisfy creditors of a disposed business segment.

c) WARRANTS

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

The per share weighted average fair values of stock warrants granted was $1.43 in 2000. No warrants were granted in 2001. The fair value of warrants at the date of grant was estimated using the Black Scholes option pricing model. The following weighted average assumptions were used in the calculation:

Assumptions                               2000
----------------------------------------- ----
Expected dividend yield                    0%
----------------------------------------- ----
Expected volatility                        30%
----------------------------------------- ----
Risk-free interest rates                   6%
----------------------------------------- ----
Expected life (in years)                   5
----------------------------------------- ----

The Company applies APB Opinion No. 25 in accounting for the compensation costs of employee stock warrants in the financial statements. No warrants were issued to employees in 2001 and 2000. Therefore pro forma net loss is the same as reported net loss.

The following table contains information about stock warrants:
       Stock Warrants                          Shares     Warrant Price
----------------------------------------- ----------------- -----------
Outstanding at December 31, 1999              3,617,990        1.00
----------------------------------------- ------------------ ------
Granted                                         115,000        1.00
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2000              3,732,990        1.00
----------------------------------------- ------------------ ------
Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2001              3,732,990        1.00
----------------------------------------- ------------------ ------

Warrants exercisable at:
----------------------------------------- ------------------ ------
December 31, 2000                            3,732,990         1.00
----------------------------------------- ------------------ ------
December 31, 2001                            3,732,990         1.00
----------------------------------------- -------------------------

c) STOCK OPTIONS

During January and July 2000, the Company issued stock options to certain employees. These options vest on the date of the grant and expire 5 years from the grant date. The Company applies APB Opinion 25 in accounting for these stock options. Accordingly, compensation cost is recorded for the intrinsic value in the stock options which amounted to $0 and $973,950 for the years ended December 31, 2001 and 2000 respectively.

Had the compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been impacted as follows:

                                               2001          2000
      Net income (loss)
      As reported                          $ 625,263   $ (3,753,258
      Pro forma                              625,263     (4,665,024)

      Basic income (loss) per share
      As reported                              (.02)         (.23)
      Pro forma                                (.02)         (.29)

For the purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model. The following weighted average assumptions were used in the calculation:

Assumptions                                    2000

Expected dividend yield                          0%
Expected Volatility                             30%
Risk-free interest rate                          6%
Expected life (in years)                         5

Additional compensation expense that would have been charged to operations had the provisions of FASB 123 been applied was $0 in 2001, as no options were issued or vested and $911,766 in 2000.

The following table contains information about the Company's stock option activity and status of options outstanding:

                                               Weighted
                                               Average
                                               Number of    Exercise
Stock Options                                  Shares       Price
                                             --------- --- ---------
Outstanding at December 31, 1999                    -         $.00
Granted                                      3,323,500         $.88
Exercised                                        5,000         1.37
Expired or cancelled                                -             -
                                             ---------       ------
Outstanding at December 31, 2000             3,318,500         $.88

Granted                                            -             -
Exercised                                          -             -
Expired or cancelled                                -            -
                                             ---------       -------
Outstanding at December 31, 2001             3,318,500         $.88

The following table summarizes information regarding stock options outstanding at December 31, 2001:

                              Weighted
Range       Number            Average     Weighted    Number
Of          Outstanding       Remaining   Average     Exercisable
Exercise    at                Contractual Exercise        at
Prices      December 31      Life (Years) Price       December 31

$1.17       1,100,000         3.02        $1.17       1,100,000
$1.37         168,500         3.03        $1.37         168,500
$ .69       2,050,000         3.56        $ .69       2,050,000

The weighted average estimated fair value of stock options granted during 2001 and 2000 was $0 and $0.57 per share respectively.

(6.) CONVERTIBLE DEBT

a) CONVERTIBLE DEBENTURES

The Company issued convertible debentures in a private placement between November 1999 and May 2000. These debentures are convertible at the option of the holder into common stock at $1.50 per share and bear interest, which is payable quarterly beginning June 30, 2000 at 12%. The debentures have a term of three years and mature between November 2002 and May 2003. The issuance of these debentures included a beneficial conversion feature with intrinsic value resulting from the market price for common stock being greater than the option price. The beneficial conversion feature amounted to $422,920, which was greater than the proceeds of the related debentures by $25,000. The amount of the beneficial conversion feature not exceeding the proceeds from the debentures is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the debentures. Accordingly, interest expense for the year ended December 31, 2000 included $397,920 related to the beneficial conversion feature.

As of December 31, 2001, the Company was in default on the payment of quarterly interest on these debentures amounting to $156,866. Accordingly, the Company is in default of the terms of the debenture and the convertible debentures have been classified as a current liability.

b) CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable during the years ended December 31, 2001 and 2000, to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $.02 per share. The issuance of these notes included a beneficial conversion feature with intrinsic value resulting from the market value for common stock being greater than the option price. The beneficial conversion feature amounted to $2,875 in 2001 and $138,750 in 2000. The beneficial conversion feature was greater than the proceeds of the related notes payable by $0 and $46,250 for the years ended December 31, 2001 and 2000, respectively. The amount of the beneficial conversion feature not exceeding the proceeds from the notes payable is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the notes. Accordingly, interest expense included $2,875 and $92,500 related to the beneficial conversion feature for the years ended December 31, 2001 and 2000 respectively. Interest expense on these notes amounted to $23,064 and $93,425 during the years ended December 31, 2001 and 2000 respectively. Accrued interest on these notes was $21,114 and $925 at December 31, 2001 and 2000 respectively.

(7.) DISCONTINUED OPERATIONS

On December 11, 2000, the Board of Directors agreed to discontinue operations of its subsidiary ShoptropolisTV.com, Inc. and put the subsidiary up for sale. The subsidiary was disposed on March 29, 2001 by way of a sale to an entity owned by two stockholders of the Company. The sale price was $1, the assumption of all debt related to the operations of ShoptropolisTV.com, Inc. except $50,168 which was guaranteed by the Company and the Company agreed to issue 4,500,000 shares of its stock to the purchaser for the purpose of settling with the ShoptropolisTV.com, Inc.'s creditors. The Company accrued a liability on March 29, 2001 for the issuance of the shares amounting to $67,500 which reflected the fair market value of the stock. These shares were subsequently issued in 2001. In conjunction with the discontinuance of operations, the Company incurred gain on disposal of the segment of $168,856 in 2001 which included a loss on operations through March 29, 2001 of $43,895 and a gain on the disposal of the subsidiary amounting to $212,751. Accordingly, the net gain was recognized in the period in which the disposition took place. The results of Shoptropolis operations have been reported separately as discontinued operations in the Consolidated Statements of Operations.

The following is a summary of the net assets of ShoptropolisTV.com, Inc. at March 29, 2001, and December 31, 2000.
                                              March 29,   December 31,
                                                  2001       2000

Non-current asset of discontinued operations
    Fixed assets                                $209,703    $222,887
                                                ========    ========
Net current liabilities of discontinued operations
    Cash                                           $(163)    $ (163)
    Accounts payable                             443,098    416,098
    Accrued liabilities                           97,186     93,475
                                               ---------    -------
                                               $ 540,121   $509,410
                                               =========    =======

The condensed results of the operations of ShoptropolisTV.com for the period ended March 29, 2001 and the year ended December 31, 2000 are as follows:

                                                 2001         2000

    Operating expenses                     $   (43,895)  (3,411,983)
                                           -----------   ----------
    Net loss                               $   (43,895) $(3,411,983)
                                            ==========   ==========

On May 19, 2000 the Company completed a plan to dispose of its wholly owned subsidiary, International Strategic Assets, Inc. through a sale to an individual who was an officer and director of the Company. The sale price was $174,005 and the assumption of all debt related to the operations of International Strategic Assets, Inc.

The following is a summary of the net assets of International Strategic Assets, Inc. at May 19, 2000

                                                 May 19,2000
                                                  2000

Non-current assets of discontinued operations
    Fixed assets                                $ 37,230
                                                ========
Net current liabilities of discontinued operations
    Cash                                       $( 63,273)
    Accounts receivable                         (305,277)
    Accounts payable                             586,627
    Accrued liabilities                           27,297
                                                --------
                                               $ 245,374
                                                ========

The condensed results of the operations of International Strategic Assets, Inc. for the period ended May 19, 2000 is as follows:

                                             May 19,2000

    Sales                                    $ 1,118,704
    Cost of goods sold                           935,745
                                              ----------
    Gross profit                                 182,959
    Operating expenses                          (173,554)
                                              ----------
    Net income                                 $   9,405
                                              ==========

(8.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 6.

The Company incurred expenditures with its president who is also a stockholder for consulting services amounting to $55,000 and $30,000 in the years ended December 31, 2001 and 2000 respectively.

(9.) SUPPLEMENTAL CASH FLOW INFORMATION

                                                    2001         2000
                                                -----------   ----------
Non-cash investing in financial transactions:

  Gain on early extinguishments of debt:
    Convertible debentures and accrued interest
      liquidated upon settlement with creditors  $1,105,644   $     --
    Issuance of common stock for settlement
     with creditors                                (337,810)     (25,000)
    Forgiveness of accounts payable                  17,569      149,721
                                                  ---------    ---------
                                                 $  785,403   $  124,721
  Discontinued operations:
    Gain on disposal of business operations         212,751         --
    Loss from operations of business segment        (43,895)        --
    Accounts payable and accrued liabilities of
     discontinued segment assumed by the Company     117,667         --
                                                   ---------    ---------
                                                   $ 286,523         --
                                                   =========    =========

PART III

Item 8  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure
There was no change in accountants, nor were there disagreements with the accountants on matters of accounting and financial disclosure in 2001.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of March 31, 2002, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2001 through March 30, 2002 their ages, the year first elected as an executive officer and/or director of the Company and employment for select persons for the past five years.

MARCH 31, 2002
                                                           Director
Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, Jr., President, Chief Executive Officer
         (acting) Interim, and Director [1]           61  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000; was acting Chief Financial Officer from July 2000 to February 2001.)

Roger G. Garmann        Outside Director              63  August 2000

Donald G. Kampmann      Outside Director              47  January 2001

James S. Dixon          Outside Director              53  January 2001

Directors

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and any persons holding more than 10% of the outstanding common stock of the Company to file reports with the Securities and Exchange Commission concerning their initial ownership of common stock and any subsequent changes in that ownership. Following the effective date of the Company's Form 10-SB in November 1999, the Company's officers, directors and 10% shareholders failed to file Initial Statements of Beneficial Ownership on Form 3. In addition, Jeffrey Abrams and John Bradley, executive officers of ShoptropolisTV.com, Inc., failed to file reports on Form 4 to reflect the receipt of option grants for 500,000 shares and 100,000 shares, respectively. In 2000, Jeffrey Abrams, John Bradley and Alex Adamovich, executive officers of ShoptropolisTV.com, Inc., and Jack T. Wallace, executive officer of ISAI, failed to file reports on Form 4 to reflect the receipt of option grants for 1,500,000 shares, 100,000 shares, 100,000 shares and 1,000,000 shares, respectively; and Roger Garmann, director of ISAI, failed to file Initial Statements of Beneficial Ownership on Form 3.

In 2001, Bernard Brodkorb and Doubletree Capital Partners, Inc. failed to file initial statements of beneficial ownership due to the uncertain amount of shares that will be due Doubletree Capital Partners, Inc. as a result of the reorganization efforts of the company. The reorganization effort should be completed in the near future and the Company will be able to determine the proper entitlements and the correct forms will be filed.

Item 10.  EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2001 there was no compensation paid to executive officers.

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


                     SUMMARY COMPENSATION TABLE
                                               Long-term
                                               Compensation Awards
                             Annual            Securities           All Other
                             Compensation      Underlying           Annual
Name and Principal    Year   Salary   Bonus    Options/SARs($)    Compensation
Postion
-----------------------------------------------------------------------------
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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

A. Security Ownership of Certain Beneficial Owners

                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   34,678,849           45.95%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Gerald J. Durand (2)                     4,810,600           10.53%
Faribault, MN.

Barbara McLean (3)                       2,552,333            5.59%
Quincy, IL 62301

Michael G. W. Birch (4)                  1,625,000            3.56%
Knoxville, TN.

Bernard L. Brodkorb (5)                 17,859,425            23.66%
St. Paul, MN.

(1) Includes 17,500,000 shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 12,718,850 which may be acquired upon Conversion of convertible loans payable at December 31, 2000.

(2) Includes warrants to purchase 1,030,600 shares exercisable at $1.00 per share.
(3) Includes 257,333 shares that may be acquired upon conversion of convertible debentures.
(4) Includes warrants to purchase 400,000 shares exercisable at $1.00 per share.
(5) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share; includes 50 % beneficial interest in Doubletree Capital Partners which would result in additional ownership shares of 16,660,943

B. Security Ownership of Management

                                       Number of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (5)                 17,859,425            23.66%
St. Paul, MN

Roger G. Garmann (6)                            163,333              .35%
Lakeville, MN

Donald G. Kampman	n                               -0-
Prior Lake, MN.

James S. Dixon                                    -0-
Scottsdale, AZ.
                                            -----------           -------
Directors and executive officers as a group  18,022,758            23.88%
 (4 persons, including those named above)

(5) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share.
(6) Includes warrants to purchase 10,000 shares exercisable at $1.00 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The promoters of the Company from the founding of the Company in October 1997 are Gerald J. Durand (October 1997 to December 2000), Bernard L. Brodkorb, Jr. (October 1997 to July 2000, and January 2001 to present), Ronald G. Wolfbauer (October 1997 to May 2000) and Michael G.W. Birch (October 1997 to December
1999) otherwise collectively known as the founders of the Company. Incident to the founding and organization of the Company in October 1997, the promoters of the Company received the following shares of common stock and related warrants incident to services rendered by them regarding the founding and organization of the Company. The services were valued on the basis of $.0001 per share. All of these warrants have five-year terms and can be exercised anytime during such term at a purchase price of $1.00 per share.

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to Exhibits on page 47.

(b)  REPORTS ON FORM 8-K
 none

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  ____________________
      Bernard L. Brodkorb, Jr.
      President, CEO CFO (interim)

      Date:  March 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                          Date

/s/Bernard L. Brodkorb, Jr.  President, Chief Executive   March 30, 2002.
Bernard L. Brodkorb, Jr.     Officer and Director
                            (Principal Executive Officer)

/s/Roger G. Garmann          Director                     March 30, 2001
Roger G. Garmann

/s/Donald G. Kampmann        Director                     March 31, 2001
Donald G. Kampmann

/s/James S. Dixon            Director                     March 31, 2001
James S. Dixon

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