Form 10QSB
period 2002-03-31
ISA INTERNATIONALE INC
filed 2002-05-15
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

                             224 No Owasso Blvd.
                             Shoreview, MN 55126
                (Mailing address of principal executive offices)

                    Issuer's telephone number  (651) 489-6941
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On May 14, 2002, there were 42,225,463 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of March 31, 2002 and December 31, 2001       3
         Statements of Operations for the three months ended March 31,
             2002 and 2001                                               4
         Statements of Cash Flows for the three months ended March 31,
             2002 and 2001                                               5
         Notes to Condensed Consolidated Financial Statements          6-7
Item 2.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                8-11

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities and Use of Proceeds                       12

Item 3. Defaults Upon Senior Securities                                 12

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                              12



                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                March 31,    December 31,
                                                   2002           2001
                                               (UNAUDITED)      (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash and cash equivalents                     $      0       $     872
   Due from former officer, less allowance
      for uncollectible accounts of $872
      at March 31, 2002                                 0               0
                                               ----------      ----------
Total Assets                                   $        0       $     872
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable             $   651,640     $   651,640
   Convertible notes payable                      231,204         226,554
   Accrued interest                               204,395         177,980
   Accounts payable - trade                        25,393          46,668
   Accounts payable - related party                95,000          85,000
   Accounts payable - disposed business           135,701         135,701
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
          Total current liabilities             1,345,333       1,325,543
                                               ----------      ----------
Commitments and Contingencies (notes 7)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at March 31, 2002 and December 31, 2001          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     42,225,463 and 42,225,463 shares issued
     and outstanding at March 31, 2002 and
     December 31, 2001 respectively                 4,222           4,222
   Additional paid-in capital                   4,832,586       4,832,586
   Accumulated deficit                         (6,182,641)     (6,161,979)
                                               ----------      ----------
          Total Stockholders' equity (deficit) (1,345,333)     (1,324,671)
                                               ----------      ----------
Total Liabilities and stockholders' equity     $        0      $      872
                                               ==========      ==========
See accompanying notes to consolidated financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                            Three Months Ended March 31,
                                       ---------------------------------
                                               2002               2001
                                       --------------       ------------
Operating expenses
     General & administrative             $    23,194       $    38,313
                                           ---------         -----------
          Operating loss                      (23,194)          (38,313

Other income (expense):
     Interest expense                         (26,415)          (53,699)
                                             ---------------------------

Net loss from continuing operations           (49,609)          (92,012)

Discontinued operations:
     Loss from operations of
       discontinued operations                    --            (43,895)
     Gain on disposal of business
       operations                                 --            212,751
                                            ---------------------------

Income (Loss) before extraordinary items      (49,609)           76,844

Extraordinary item - gain on early
     extinguishment of debt                    28,947           453,991
                                            ---------------------------

Net Income (Loss)                           $ (20,662)       $  530,835
                                           ============================

Basic earnings (loss) per share:
     Continuing operations                $    (0.00)       $    (0.01)
     Discontinued operations                    0.00             (0.01)
     Extraordinary gain                         0.00               .02
                                         ------------------------------
     Total Net loss per share                   0.00             (0.02)
                                         ==============================

Average shares of common stock outstanding:
     Basic and diluted                     42,225,463        26,930,907
                                         ==============================

Dividends per share of common stock             none               none
                                         ==============================
   See accompanying notes to consolidated financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                               Three Months Ended March 31,
                                              -------------------------------
                                                   2002               2001
                                              ------------       ------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                $    (49,609)       $(92,012)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
      from operating activities:
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                   --              2,875
    Accounts payable                                  17,672            9,823
    Accrued interest                                  26,415           50,884
    Accrued liabilities                                   --           67,500
                                                -----------------------------
  Cash used by continuing operations                 ( 5,522)          39,010
  Cash used by discontinued operations                   --           (67,499)
                                                 -----------------------------
  Cash used by operating activities                  ( 5,522)         (28,489)

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt           4,650           27,781
                                                -----------------------------
  Net (decrease) in cash and cash equivalents           (872)            (708)
  Cash and cash equivalents at beginning
   of period                                             872            1,580
                                                -----------------------------
  Cash and cash equivalents at end of period     $         0      $       872
                                                =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $          --      $ 252,217
    Extra-ordinary item on early extinguishments
      of debt                                           28,947        453,991
                                                 ----------------------------
                                                 $      28,947        706,208
                                                 ============================
See accompanying notes to consolidated financial statements

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) NATURE OF BUSINESS

ISA Internationale Inc. (ISA) was incorporated on June 2, 1989, under the laws of the state of Delaware and became a reporting publicly held corporation on November 15, 1999. During 2000 and 2001, the Company discontinued the operations of its two business segments and is currently re-organizing its financial affairs.

On May 8, 1998, Internationale Shopping Alliance Incorporated
(Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA.

(3) NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE Of FASB STATEMENT NO. 133, changed the effective date to fiscal years beginning after June 15, 2000. SFAS 138 issued in June 2000 amended certain aspects of SFAS 133. The Company was required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption of these standards on the Company's financial statements is not material.

In June 2001, the FASB issued SFAS No. 141 BUSINESS COMBINATIONS, SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS and SFAS No. 143 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. These pronouncements establish new standard for accounting for business combinations, goodwill and other intangible assets, retirement obligations and impairment or disposal of long-lived assets. SFAS No. 141 came into effect for business combinations initiated after June 30, 2001. SAFS No. 142 and SFAS No. 144 came into effect for fiscal years beginning after December 15, 2001. SFAS No. 143 has an effective date for fiscal years beginning after June 15, 2002. The impact of adoption of these standards on the company's financial statements is not material.

(4) DISCONTINUED OPERATIONS

On March 29, 2001, the Company completed a plan to dispose of its wholly owned subsidiary, ShoptropolisTV.com (the subsidiary) through a sale to an entity owned by two stockholders of the Company. The sale price was $1, the assumption of all debt related to the operations of ShoptropolisTV.com, Inc., except $50,168 which was guaranteed by the Company, and the Company agreed to issue 4,500,000 shares of its stock to the purchaser for the purpose of settling with the ShoptropolisTV.com, Inc.'s creditors. The Company accrued a liability on March 29, 2001 for the issuance of the shares amounting to $67,500 which reflected the fair market value of the stock. These shares were subsequently issued in 2001. In conjunction with the discontinuance of operations, the Company incurred gain on disposal of the segment of $168,856 in 2001 which included a loss on operations through March 29, 2001 of $43,895 and a gain on the disposal of the subsidiary amounting to $212,751. Accordingly, the net gain was recognized in the period in which the disposition took place. The results of Shoptropolis operations have been reported separately as discontinued operations in the Consolidated Statements of Operations.

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,182,641 at March 31, 2002. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $176,415 at March 31, 2002 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(6) CONVERTIBLE DEBT

During the three months ending March 31, 2002 the Company issued an additional $4,650 of convertible debt to an entity controlled by two of the Company's shareholders.

(7) CONTINGENT LIABILITIES

The Company has been named in a lawsuit filed by the owner of real estate the company leases for non-payment of rentals on this lease. The Company has accrued $91,701 at March 31, 2002 relating to this action. The Company has reached a preliminary settlement with the plaintiff wherein a payment of $50,000 cash would settle the lawsuit. The Company is negotiating with the owner of the real estate to settle the payment in Company stock. The cash payment is due on July 1, 2002. Given the uncertainty of whether the owner of the real estate will agree to accept common stock as a settlement of the liability, the Company will adjust the accrual for this settlement in the period in which settlement occurs.

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

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. on May 19, 2000 to an individual who was an officer and director of the ISAI.

Results of Operations for the Three months ended March 31, 2002 and 2001.

Sales and Gross Profit.
No sales were recorded for the three months ended March 31, 2002 and 2001.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $23,194 for the three months ended March 31, 2002 and $38,313 for the three months ended March 31, 2001. The expenses were principally for office, occupancy, telephone, and required consulting costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From March 2000 through May 2000, the Company raised $255,000 from the sale unsecured convertible debentures. In May 2000 the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA. During the quarter ended June 30, 2000, the Company had one option exercised for 5,000 common shares for $6,850.

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for those shares purchased from July 2000 through October 2000 at a price of $0.06 per share. This resulted in an additional 1,547,142 shares being issued. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $68,527 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the three months ended March 31, 2002, the Company received $4,650 in loans in connection with the complete re-organization efforts currently continuing. Notes payable outstanding at March 31, 2002 total $231,204.

During the quarter ending March 31, 2002 the Company utilized the cash that existed at December 31, 2001. The Company's former President, without corporate authority, authorized the disbursement of these cash funds to a creditor of his, in lieu of any payments to him by the Company for apparent unpaid past indebtedness due him by the Company. The Company has recorded a receivable for these monies at March 31, 2002 and collection efforts have been commenced. Given the uncertainty of collection of this amount, the Company has reserved the entire amount at March 31, 2002. Therefore, the company has no assets. As of March 31,2002, the Company had $1,345,333 in current liabilities consisting of $256,094 in accounts payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $651,640, convertible notes payable of $231,204, and related interest accruals of $204,395. Accordingly, the Company had a working capital deficit position of $1,345,333.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete re-organization of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement in November 2000. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy-filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2002. The ability to utilize the net operating losses may be limited due to ownership changes.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of March 31, 2002. The Company is in the process of negotiating with the debenture holders to convert the debenture debt to equity. As of March 31, 2002, principal and accrued interest amounting to $1,105,645 has been converted to equity. Common stock with a fair market value of $357,810 has been issued on the conversion of these debentures. These transactions have resulted in the Company recognizing a gain on early extinguishments of debt amounting to $767,835 in previous years. At March 31, 2002, $828,055 of convertible debentures and accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending March 31, 2002, the Company was not sued in any new legal matters. The Company has made a preliminary settlement on a lawsuit filed in federal court in Tennessee for default on a lease for its former office and operation facilities in the amount of $50,000. This settlement requires a cash payment on or before July 1, 2002. The Company is negotiating to settle this liability with the issuance of company common stock.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2002, there were no changes in securities.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2001 continue as of March 31, 2002, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $651,640 and accrued interest thereon of $176,415 as of March 31, 2002.

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

Date: May 14, 2002