Form 10QSB
period 2002-06-30
ISA INTERNATIONALE INC
filed 2002-08-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On June 30, 2002, there were 52,203,196 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of June 30, 2002 and December 31, 2001        3
         Statements of Operations for the three months ended June 30,
             2002 and 2001 and six months ended June 30, 2002 and 2001 4 Statements of Cash Flows for the six months ended June 30,
             2002 and 2001                                               5
         Notes to Condensed Consolidated Financial Statements          6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              13



                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                June 30,     December 31,
                                                   2002           2001
                                               (UNAUDITED)      (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash                                          $   1035       $     872
   Due from former officer, less allowance
      for uncollectible accounts of $872
      at June 30, 2002                                 0               0
                                               ----------      ----------
Total Assets                                   $     1035       $     872
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable             $   265,000     $   651,640
   Convertible notes payable                      294,984         226,554
   Accrued interest                               119,590         177,980
   Accounts payable - trade                        23,834          46,668
   Accounts payable - related party               110,000          85,000
   Accounts payable - disposed business            44,000         135,701
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
          Total current liabilities               859,408       1,325,543
                                               ----------      ----------
Commitments and Contingencies (note 7)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at June 30, 2002 and December 31, 2001          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     52,203,196 and 42,225,463 shares issued
     and outstanding at June 30, 2002 and
     December 31, 2001 respectively                 5,220           4,222
   Additional paid-in capital                   4,981,254       4,832,586
   Accumulated deficit                         (5,845,347)     (6,161,979)
                                               ----------      ----------
          Total Stockholders' equity (deficit)   (858,373)     (1,324,671)
                                               ----------      ----------
Total Liabilities and stockholders' equity     $    1,035      $      872
                                               ==========      ==========
See accompanying notes to consolidated financial statements.

                                 ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
                                          Quarter Ended  Quarter Ended  Six Months Ended  Six Months Ended
                                           June 30,2002    June 30,2001     June 30,2002      June 30,2001
                                        ------------------------------------------------------------------
Operating expenses
     General & administrative                 $ 26,187        54,532         49,381          92,485
                                        ------------------------------------------------------------------
     Operating loss                            (26,187)      (54,532)       (49,381)        (92,485)

Other income (expense):
     Gain on settlement of lawsuit              41,701          --           41,701            --
     Interest expense                          (27,441)      (57,857)       (53,856)       (111,556)
                                        ------------------------------------------------------------------

Net (loss) from continuing operations          (11,927)     (112,389)       (61,536)       (204,401)

Discontinued operations:
     Gain (Loss) from operations of
       discontinued operations                      --          --                          (43,895)
     Gain on disposal of business
       operations                                   --          --             --           212,751
                                              ------------------------------------------------------------

Income (Loss) before extraordinary items       (11,927)     (112,389)       (61,536)        (35,545)

Extraordinary item - gain on
     extinguishment of debt                    349,221       184,671        378,168         638,662
                                            ---------------------------------------------------------------

Net Income (Loss)                           $  337,294        72,282        316,632        (603,117)
                                           ================================================================

Basic earnings (loss) per share:
     Continuing operations                   $ (0.00)       $ (0.00)       $ (0.00)        $ (0.01)
     Discontinued operations                    0.00           0.00           0.00            0.01
     Extraordinary gain                         0.01           0.00           0.01            0.02
                                         -------------------------------------------------------------------
     Total Net Income (loss) per share       $  0.01       $  (0.00)        $ 0.01        $  (0.02)
                                         ===================================================================

Average shares of common stock outstanding:
     Basic and diluted                      42,335,108      32,768,621     42,280,589       29,071,446
                                         ===================================================================

Dividends per share of common stock             none           none           none              none
                                         ===================================================================
   See accompanying notes to condensed financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                            Increase (Decrease) in Cash
                                                 Six Months Ended June 30,
                                             -----------------------------
                                                  2002             2001
                                              ------------    -------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                $  ( 61,536)     $(204,401)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
      from operating activities:
        Gain on settlement of lawsuit                (41,701)         1,400
        Common stock issued to settle accrued
          Liabilities                                   --           22,500
        Common stock issued for services                --            1,400
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                   --            2,875
    Accounts payable                                 (18,886)         6,403
    Accrued interest payable                          53,856        108,681
    Accrued liabilities                                             (36,500)
                                                ---------------------------
  Cash used by continuing operations                 (68,267)       (99,042)
  Cash used by discontinued operations                   --         --
                                                 ---------------------------
  Cash used by operating activities                  (68,267)       (99,042)

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt          68,430         98,334
                                                ---------------------------
  Net (decrease) in cash                                 163          (708)
  Cash at beginning of period                            872         1,580
                                                ---------------------------
  Cash at end of period                         $      1,035     $     872
                                                ===========================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $   149,666     $ 300,748
    Extra-ordinary item on early extinguishments
      of debt                                        378,168       631,940
                                                 --------------------------
                                                 $   527,834       932,688
                                                 ==========================
See accompanying notes to consolidated financial statements

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ISA Internationale, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001. The Company's management believes that the disclosures are sufficient for the interim financial reporting purposes. The results of operations for any interim period are not necessarily indicative of the results for the year.

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

(4) DISCONTINUED OPERATIONS

On March 29, 2001, the Company completed a plan to dispose of its wholly owned subsidiary, ShoptropolisTV.com (the subsidiary) through a sale to an entity owned by two stockholders of the Company. The sale price was $1, the assumption of all debt related to the operations of ShoptropolisTV.com, Inc., except $50,168 which was guaranteed by the Company, and the Company agreed to issue 4,500,000 shares of its stock to the purchaser for the purpose of settling with the ShoptropolisTV.com, Inc.'s creditors. The Company accrued a liability on March 29, 2001 for the issuance of the shares amounting to $67,500, which reflected the fair market value of the stock. These shares were subsequently issued in 2001. In conjunction with the discontinuance of operations, the Company incurred gain on disposal of the segment of $168,856 in 2001, which included a loss on operations through March 29, 2001 of $43,895 and a gain on the disposal of the subsidiary amounting to $212,751. Accordingly, the net gain was recognized in the period in which the disposition took place. The results of Shoptropolis operations have been reported separately as discontinued operations in the Consolidated Statements of Operations.

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,845,347 at June 30, 2002. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $83,717 at June 30, 2002 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(6) CONVERTIBLE DEBT

During the six months ending June 30, 2002 the Company issued an additional $68,430 of convertible debt to an entity controlled by two of the Company's shareholders.

(7) CONTINGENT LIABILITIES

The Company was a defendant, for non-payment of lease payments, in a lawsuit filed in federal court by the owner of real estate in which the Company leased. A settlement was reached in which the Company made a cash payment of $50,000 to the former lessor to release all claims against the Company. The Company had accrued $91,701 on its books related to this action in prior periods. Accordingly, the gain of $41,701 was recognized in income come from continuing operations.

There are no other legal actions against the Company the present time, however, there is no assurance the Company will not be named as a defendant in additional lawsuits associated with re-organization of the Company.

(8) EQUITY AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

The Company issued 9,977,733 shares of common stock during the six months ended June 30, 2002 as part of a troubled debt restructuring to satisfy $498,887 in principal and accrued interest on convertible debentures. This transaction resulted in a gain on early extinguishment of debt amounting to $349,221.

In addition, the Company negotiated with creditors to restructure various accounts payable during the six months ending June 30, 2002. These restructurings did not include the issuance of equity in the Company. These transactions resulted in gains on early extinguishment of debt amounting to $28,947.

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

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. on May 19, 2000 to an individual who was an officer and director of ISAI.

Results of Operations for the Six months ended June 30, 2002 and 2001.

Sales and Gross Profit.
No sales were recorded for the six months ended June 30, 2002 and 2001.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $49,381 for the six months ended June 30, 2002 and $92,845 for the six months ended June 30, 2001. The expenses were principally for audit, legal, office, occupancy, telephone, and required consulting costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for those shares purchased from July 2000 through October 2000 at a price of $0.06 per share. This resulted in an additional 1,547,142 shares being issued. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $68,527 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the three months ended June 30, 2002, the Company received $63,780 in loans in connection with the complete re-organization efforts currently continuing. Notes payable outstanding at June 30,2002 total $294,984.

During the quarter ending March 31, 2002 the Company utilized the cash that existed at December 31, 2001. The Company's former President, without corporate authority, authorized the disbursement of these cash funds to a creditor of his, in lieu of any payments to him by the Company for unpaid past indebtedness due him by the Company. The Company has recorded a receivable for these monies at June 30, 2002 and collection efforts have been commenced. Given the uncertainty of collection of this amount, the Company has reserved the entire amount at June 30, 2002. As of June 30, 2002, the Company had $859,408 in current liabilities consisting of $167,035 in accounts payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $265,000, convertible notes payable of $294,984 and related interest accruals of $119,589. Accordingly, the Company had a working capital deficit position of $858,373. As of June 30, 2002, the Company had current assets of $ 1,035.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of June 30, 2002. The Company is in the process of negotiating with the debenture holders to convert the debenture debt to equity. As of June 30, 2002, principal and accrued interest amounting to $1,604,532 has been converted to equity. Common stock with a fair market value of $507,476 has been issued on the conversion of these debentures. These transactions have resulted in the Company recognizing a gain on early extinguishments of debt amounting to $747,835 in previous years and 349,221 in the current year. At June 30, 2002 $348,717 of convertible debentures and accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending June 30, 2002, the Company was not sued in any new legal matters. The Company has made final payment of $50,000 on a lawsuit filed in federal court in Tennessee for default on a lease for its former office and operation facilities.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002, 9,977,755 of common shares were scheduled for issuance on the conversion of convertible debentures into the Company's common stock.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2001 continue as of June 30, 2002, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $265,000 and accrued interest thereon of $83,717 as of June 30, 2002.

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

Date: August 14, 2002