Form 10QSB
period 2002-09-30
ISA INTERNATIONALE INC
filed 2002-11-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
            For the transition period from ___ to ___

               Commission File Number:  001-16423
              Old Commission File Number: 000-27373
                   ----------------------------------------

                         ISA INTERNATIONALE, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                 41-1925647
(State or other jurisdiction of      (I.R.S. Employer
Identification No.)
incorporation or organization)

                             224 No. Owasso Blvd.
                             Shoreview, MN 55126
                (Mailing address of principal executive offices)

                    Issuers telephone number  (651) 489-6941
-----------------------------------------------------------------
-----------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2002, there were 52,203,196 shares of the Registrants common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS


Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of September 30, 2002 and
             December 31, 2001
3
         Statements of Operations for the three months
             ended September 30, 2002 and 2001 and nine months
ended
             September 30, 2002 and 2001
4
         Statements of Cash Flows for the nine months
             ended September 30, 2002 and 2001
5
         Notes to Condensed Financial Statements
6-7
Item 2.  Managements Discussions and Analysis of Financial
Condition
             and Results of Operations
8-11

PART II OTHER INFORMATION

Item 1. Legal Proceedings
12

Item 2. Changes in Securities and Use of Proceeds
12

Item 3. Defaults Upon Senior Securities
12

Item 4. Submission of Matters to a Vote of Security Holders
12

Item 5. Other Information
12

Item 6. Exhibits and Reports on Form 8-K
13-14

Signatures
15

Certification
15

                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                                 BALANCE SHEETS

                                                     (Unaudited)
(Audited)
                                               September30,
December 30,
                                                   2002
2001
                                               ------------   ---
---------
Current assets:
   Cash                                        $    1,135      $
872

Non-current assets of discontinued
   operations                                          --
--
                                               ----------      --
--------
Total Assets                                   $    1,135      $
872
                                               ==========
==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Convertible debentures payable              $  265,000     $
651,640
   Convertible notes payable                      299,394
226,554
   Accrued interest                               136,594
177,980
   Accounts payable trade                          21,654
46,668
   Accounts payable   related party               120,000
85,000
   Accounts payable   disposed business            44,000
135,701
   Accrued liabilities                              2,000
2,000
                                               ----------      --
--------
          Total current liabilities               888,642
1,325,543
                                               ----------      --
--------
Contingencies (note 9)

Stockholders' equity (deficit):
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at September 30, 2002 and
     December 31, 2001                                500
500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     52,203,196 and 42,225,485 shares issued
     and outstanding at September 30, 2002 and
     December 31, 2001                              5,220
4,222
   Additional paid-in capital                   4,981,254
4,832,586
   Accumulated deficit                         (5,874,481)
(6,161,979)
                                               ----------      --
--------
          Total Stockholders' equity (deficit)   (887,507)
(1,324,671)
                                               ----------      --
--------
Total Liabilities and Stockholders' Equity      $   1,135       $
872
                                               ==========
==========
See accompanying notes to condensed financial statements.

                               ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                                       STATEMENTS OF OPERATIONS

                                    (Unaudited)        (Unaudited)
(Unaudited)       (Unaudited)
                                   Quarter Ended      Quarter Ended
Nine Months Ended Nine Months Ended
                                 September 30,2002  September 30,2001
September 30,2002 September 30,2001
                                 ----------------------------------------
---------------------------------
Operating expenses
     General & administrative        $     12,130       $     30,027
$     61,509      $    122,872
                                 ----------------------------------------
---------------------------------
     Operating loss                       (12,130)           (30,027)
(61,509)         (122,872

Other income (expense):
     Gain on settlement of lawsuit
41,701
     Interest (expense)                   (17,004)           (25,695)
(70,861)         (137,251)
     Interest income                                             116
116
                                 ----------------------------------------
---------------------------------
Net (loss) from
     continuing operations                (29,134)           (55,606)
(90,669)         (260,007)

Discontinued operations:
     Loss from operations of
       discontinued operations                 --
(43,895)
     Gain on disposal of business
       operations                              --                 --
--            212,751
                                 ----------------------------------------
---------------------------------
Income (loss) before
     extraordinary item                   (29,134)          (55,606)
(90,669)         (91,151)

Extraordinary item - gain on
     early extinguishment of debt                           142,355
378,167           781,017
                                 ----------------------------------------
---------------------------------

Net Income (loss)                    $    (29,134)      $   (86,749)
$ 287,498          $689,866

=========================================================================

Basic earnings (loss) per share:
     Continuing operations                $ (0.00)           $ (0.00)
$ (0.00)          $ (0.01)
     Discontinued operations                 0.00               0.00
0.00             (0.01)
     Extraordinary item                      0.00               0.00
0.01              0.02
                                  ---------------------------------------
----------------------------------
     Total net gain per share             $  0.00            $  0.00
$  0.01          $  0.02

=========================================================================

Average shares of common stock outstanding:
     Basic and diluted                 52,203,196          39,089,177
48,877,285        32,837,513

=========================================================================
Dividends per share of common stock          none               none
none              none

=========================================================================
   See accompanying notes to condensed consolidated financial statements.


                             ISA INTERNATIONALE, INC. AND
SUBSIDIARIES
                                     STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                          Nine
Months Ended September  30,

2002               2001
                                                          -------
--------   --------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                         $
(90,669)       $  (260,007)
  Adjustments to reconcile net loss from continuing
    operations to cash from operating activities:

        Common stock issued to settle accrued liabilities
90,000
        Common stock issued for services
1,400
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt
2,875
    Accounts payable trade
(25,014)            11,026
    Accrued interest payable
(41,525)            31,268
    Accrued liabilities from disposed business                  -
-                 (892)
                                                           ------
--------   -------------
  Cash (used) by continuing operations
(157,208)          (124,330)
  Cash (used) by discontinued operations                        -
-                 --
                                                           ------
--------   -------------
  Cash (used) by operating activities
(157,208)          (124,330)
                                                           ------
-------   -------------
Cash Flows From Investing Activities:
  Cash provided (used) by discontinued operations
--
                                                           ------
--------   ------------
Cash Flows From Financing Activities:
                 --
  Proceeds from issuance of convertible debt
157,471            123,622
                                                          -------
----------------------
  Cash provided by financing activities
157,451        $   123,622
                                                          -------
----------------------
  Net decrease in cash and cash equivalents
263               (708)
  Cash and cash equivalents at beginning of period            $
872              1,580
                                                          -------
----------------------
  Cash and cash equivalents at end of period               $
1,135        $       872

=============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock
$149,666        $    337,810
    Extra-ordinary item
      Debt forgiveness
378,168             767,834
      Restructuring of accounts payable
13,183
                                                           ------
-----------------------
                                                          $
527,834        $  1,118,827

=============================
See accompanying notes to condensed consolidated financial
statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION


The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

The results of operations for the interim periods are not indicative of annual results.

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

(3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,874,481 at September 30, 2002. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $91,732 at September 30, 2002 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There is no assurance these actions will be successful.

(4) CONVERTIBLE DEBT

During the nine months ending September 30, 2002 the Company issued an additional $72,840 of convertible debt to an entity controlled by two of the Company's shareholders.

(5) CONTINGENT LIABILITIES

The Company was a defendant, for non-payment of lease payments, in a lawsuit filed in federal court by the owner of real estate in which the Company leased. A settlement was reached in which the Company made a cash payment of $50,000 to the former lessor to release all claims against the Company. The Company had accrued $91,701 on its books related to this action in prior periods. Accordingly, the gain of $41,701 was recognized in income from continuing operations in the nine months ended September 30, 2002.

There are no other legal actions against the Company at the present time, however, there is no assurance the Company will not be named as a defendant in additional lawsuits associated with re-organization of the Company.

(6) EQUITY AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

The Company issued 9,977,733 shares of common stock during the six months ended June 30, 2002 as part of a troubled debt restructuring to satisfy $498,887 in principal and accrued interest on convertible debentures. This transaction resulted in a gain on early extinguishment of debt amounting to $349,221.

In addition, the Company negotiated with creditors to restructure various accounts payable during the six months ending June 30, 2002. These restructurings did not include the issuance of equity in the Company. These transactions resulted in gains on early extinguishment of debt amounting to $28,947. There were no restructuring negotiations completed by the Company during the three months ended September 30, 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may", "anticipate", "expect", "will", "believes", "intends", "estimates", "plans", or other comparable terminology.

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

Results of Operations for the Nine months ended September 30, 2002 and September 30, 2001.

Sales and Gross Profit.
No sales were recorded for the nine months ended September 30, 2002 and 2001.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $61,509 for the nine months ended September 30, 2001 and $122,872 for the nine months ended September 30, 2001. The expenses were principally for office, occupancy, telephone, and required consulting costs. The decrease in operating expenses from 2001 to 2002 is principally due to a decrease in general and administrative costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000.
In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for these shares of $0.06 per share. This resulted in an additional 1,547,142 shares being issued. In November 2000 the Company obtained a $20,000 loan and in December 2000 the Company obtained a $68,527 loan using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In the nine months ended September 30, 2001, the Company received $72,840 in loans in connection with the complete re-organization effort currently continuing. Notes payable outstanding at September 30, 2002 totaled $299,394.

As of September 30, 2002, the Company had current assets of $1,135 consisting of cash. At the same time, the Company had $888,641 in current liabilities consisting of $141,654 in accounts payable,$44,000 in net current liabilities from disposed business, $2,000 in accrued liabilities, convertible debentures payable in default totaling $265,000 in principal, convertible notes payable of $299,394, and related interest accruals of $136,594. Accordingly, the Company had a working capital deficit position of $887,506.

The Company's current capital resources are not sufficient to support its development and operations. The Company is not able to continue the development of its home shopping network and related website or commerce operations. Additional capital will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses now currently due. The Company cannot continue its existence without a full and complete re-organization effort of all of its financial affairs and obligations.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit may be limited due to changes in ownership. None of this benefit was recorded in the accompanying financial statements as of September 30, 2002 and 2001.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of September 30,2002. The Company is in the process of negotiating with the debenture holders to convert the debenture debt to equity. As of September 30, 2002 principal and accrued interest amounting to $1,604,532 has been converted to equity. Common stock with a fair market value of $507,476 has been issued on the conversion of these debentures. These transactions have resulted in the Company recognizing a gain on early extinguishments of debt amounting to $747,835 in previous years and $349,221 in the current year. At September 30, 2002 $265,000 of defaulted convertible debentures and $91,732 in accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending September 30, 2002, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2000 continue as of September 30, 2002, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $265,000 and accrued interest thereon of $91,732 as of September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: Independent Accountants' Review Report and Consent
Letter


Beckstead and Watts, LLP
Certified Public Accountants
3340 Wynn Road, Suite C
Las Vegas, NV 89102
702.257.1984
702.362.0540 fax

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
ISA Internationale, Inc.
Shoreview, MN

We have reviewed the accompanying balance sheet of ISA Internationale, Inc. (a Nevada corporation) as of September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and statement of cash flows for the nine-months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm of Stirtz Bernards Boyden Surdel & Larter, PA., has previously audited, in accordance with generally accepted auditing standards, the balance sheet of ISA Internationale, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in their report dated March 25, 2002, they expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
November 13, 2002

Beckstead and Watts, LLP
Certified Public Accountants
3340 Wynn Road, Suite C
Las Vegas, NV 89102
702.257.1984
702.362.0540 fax

To Whom It May Concern:

We have issued our report dated November 13, 2002, accompanying the financial statements of ISA Internationale, Inc. on Form 10-QSB for the nine-months ended September 30, 2002. We hereby consent to the incorporation by reference of said report on the Quarterly Report of ISA Internationale, Inc. on Form 10-QSB.

Signed,

/s/ Beckstead and Watts, LLP

November 13, 2002


(b) Form 8-K filings during the three months ended September 30
2002:

Form 8-K filed on 10.03.2002:
 Change in Registrant's Certifying Accountants.
 Resignation of Stirtz, Bernards, et al, on 10.01.2002.

Form 8-K/A filed on 10.15.2002:
 Change in SEC Commission File number

Form 8-k filed on 11.05.2002:
 Change in Registrant's Certifying Accountants.
 Engagement of Beckstead and Watts LLP, Las Vegas, NV as new
Certifying
 Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  \s\Bernard L. Brodkorb
      Bernard L. Brodkorb
      President and Chairman

Date: November 13, 2002


CERTIFICATION

                          CERTIFICATION PURSUANT TO
                             18 U.S.C. ss. 1350,
                           AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc., (the " Company") of Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:
      (1)the report fully complies with the requirements of
Section 13(a) or
         15(d) of the Securities Exchange Act of 1934; and
      (2)the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 13, 2002                By: /s/ Bernard L.
Brodkorb
                                           Chairman and President