Form 10KSB
period 2002-12-31
ISA INTERNATIONALE INC
filed 2003-04-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
            -----------------------------------------

                          FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number:      001-16423
Old Commission File Number:  000-27373
--------------------------------------

                  ISA INTERNATIONALE, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                 41-1925647
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

2560 Rice Street
St. Paul, MN 55113

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):
  $313,219 as of March 30, 2003.

The number of shares outstanding of the issuer's common stock as of December 31, 2002:
  Common stock, $.0001 Par Value  52,203,196

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                      Page
                                  PART I

Item 1.  Description of Business                                         4
Item 1-A.Important Factors                                               5
Item 2.  Description of Properties                                       8
Item 3.  Legal Proceedings                                               9
Item 4.  Submission of Matters to a Vote of Security Holders            10


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       11
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     15
Item 7.  Financial Statements and Supplementary Data                    20
           Table of Contents                                            20


                                   PART III
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      39
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            40
Item 10. Executive Compensation                                         42
Item 11. Security Ownership of Certain Beneficial Owners
          and Management                                                43
Item 12. Certain Relationships and Related Transactions                 44
Item 13. Exhibits and Reports on Form 8-K                               45

         Signatures                                                     45
         Certification                                                  46
         Index to Exhibits  Form 10-KSB                                 47

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

The primary business strategy of Shoptropolis, was to develop a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high quality, moderately priced, unique consumer products.

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

In February 2001 the member of the board of directors who was acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's board of directors. The acting chief financial officer of ISAI filled the chief executive officer position of ISAI and Shoptropolis. This person continues in this position with ISAI as acting Chief Financial Officer, President, and Chairman of the Board.

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

History of Losses and Anticipated Further Losses - ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2002 of $5,905,631. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing - The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant and additional capital in order to the support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations, until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with a financial company to loan the Company at the financial Company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.
The financial company has commenced its best efforts to help the Company resolve, consolidate and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the years ended December 31, 2002, and 2001 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Item 2.   DESCRIPTION OF PROPERTIES

At December 31, 2002 the Company's only asset was cash of $1,542.

From September 2000 to January 2001 the Company rented a shared-office space in St. Paul, MN on a month-to-month basis. Monthly rental expense was $480.00, which included base rental amount and tenant's share of overall building complex maintenance expense, and real estate taxes. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the St. Paul facility.

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

The Company moved its administrative, production and broadcast operations from Knoxville, Tennessee to Minnesota in the fourth quarter of 1999. The Company has defaulted on the lease for the facility in Knoxville. The owner of the Knoxville property has initiated a lawsuit in federal court for non-payment of the lease.

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

The Knoxville property the Company leased was the subject of a legal proceeding. The Company was in default of its lease agreement due to it inability to pay its lease payments from July 2000 to present.  In fourth quarter 1999, the Company relocated its home-shopping network from
Tennessee to Minnesota.   This property was sub-leased and ISAI has authorized
the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through July 2002 were paid to the owner of the Knoxville facility. The Company satisfied the legal proceeding with the payment of $50,000 for full and complete satisfaction of all claims and related judgments for estimated liabilities related to the disposition of their defendant position in this matter. The Lessor voided the lease.

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt has been recorded on the Company books as of December 31, 2002, therefore the effect on on the Company's financial statements is not material.

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

                                   High    Low
1998
----
First Quarter (no transactions)   $1.50   $1.50
Second Quarter                    $2.50   $1.50
Third Quarter                     $3.00   $1.50
Fourth Quarter                    $3.25   $1.50

1999
----
First Quarter                     $4.25   $3.25
Second Quarter                    $3.25   $0.375
Third Quarter                     $0.375  $0.25
Fourth Quarter                    $0.25   $0.22

2000
----
First Quarter                     $4.50   $0.937
Second Quarter                    $2.50   $0.343
Third Quarter                     $1.06   $0.156
Fourth Quarter                    $0.21   $0.031

2001
----
First Quarter                     $0.031  $0.015
Second Quarter                    $0.015  $0.015
Third Quarter                     $0.015  $0.012
Fourth Quarter                    $0.012  $0.012

2002
----
First Quarter                     $0.010  $0.010
Second Quarter                    $0.010  $0.010
Third Quarter                     $0.010  $0.006
Fourth Quarter                    $0.006  $0.006

As of March 31, 2003, there were approximately 203 beneficial owners and approximately 291 registered holders of record of the Company's common stock.

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

Given, that on May 19, 2000, ISAI sold ISA, and in December, 2000, the Board of Directors agreed to discontinue the operations of Shoptroplis. , ISAI's present strategy is the restructuring of its financial affairs. These segments have been accounted for as discontinued operations at December 31, 2001 and December 31, 2000 and historical amounts have been restated to reflect the operations of these two subsidiaries as discontinued operations.

Results of Operations for the Years ended December 31, 2002 and 2001.

Sales and Gross Profit.
As a result of the discontinuance of its two business segments, no sales were recorded for the year ended December 31, 2002 and 2001 for the parent company.

Operating and Interest Expenses.
Operating and interest expenses not included in discontinued operations were general and administrative expenses for the parent company and interest expenses related to debenture debt. General and administrative expenses were $75,500 for the year ended December 31, 2002 and $165,705 for the year ended December 31, 2001. The expenses were principally for office, occupancy, telephone and office and officer salary costs. Interest expenses decreased to $88,021 in the year ended December 31, 2002 from $163,542 in the year ended December 31, 2001. The decrease is primarily the result of the conversion of convertible debentures to equity. The Company recorded a gain of $41,702 for the settlement of lawsuit related to it's real estate lease in Knoxville and $28,947 from a reduction in an accounts payable for an aggregate of $70,649 classified as other income. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its reorganization efforts. No current expenses are being incurred except interest, minimal office, telephone and legal and professional expenses relating to the re-organization efforts and ultimate disposition of the Company.

Gains and Losses. Net income for the years ended December 31, 2002 and 2001 was $256,348 and $625,263 respectively. These gains are solely due to the extraordinary gains from early extinguishments of debt the Company has experienced due to the extensive reorganization efforts currently going on inside the Company. If the reorganization efforts were not currently ongoing, the Company would be incurring substantial losses due to its lack of operations. There can be no assurance that the Company will ever again have profitable operations.

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

In the years ended December 31, 2002 and 2001 the Company raised $78,756 and 138,027 from convertible demand notes payable from a related investor.

As of December 31, 2002, the Company had current assets of $1,542 consisting of cash only. At the same time, the Company had $920,199 in current liabilities consisting of $194,135 in accounts payable, $2,000 in accrued liabilities, subordinated debentures payable in default totaling $265,000 in principal, convertible notes payable of $305,310, related interest accruals of $153,754. Accordingly, the Company had a working capital deficit of $918,657 at December 31, 2002.

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

The Company is not currently seeking any additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2002 and 2001 include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2002 and 2001. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.

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

The Company is in default under the terms of its obligation to make quarterly interest payments of certain convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $265,000 in principal and $99,747 in related interest as of December 31, 2002. No interest payments were ever made by the Company on the debentures. All of these debentures were classified as current liabilities as of end of 2nd quarter of 2000. The Company converted $940,000 of principal and accrued interest in the amount of $169,435 into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002 $386,640 in principal and $112,247 in related interest into 9,977,750 shares of common stock at the rate of $.05 per share. The Company is presently attempting to convert the remaining debenture holders to common shares at $0.05 per share for total of principle and accrued interest as of December 31, 2002 and up to the effective date of conversion by the holders of the notes and the Company.

The Knoxville property the Company leased was the subject of a settled legal proceeding. The Company was in default of its lease agreement due to its inability to pay lease payments from July 2000 to July 2002. The Company no longer needed the Knoxville Facility and ISAI authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company has satisfied the default and the lessor voided ISAI's lease.

Item 7.  FINANCIAL STATEMENTS

The following financial statements of ISA Internationale Inc. and Independent Auditors' Reports thereon are included herein:

                    TABLE OF CONTENTS                               Page

Independent Auditors' Reports------------------------------------20--21

Consolidated Balance Sheets as of December 31, 2002 and 2001 --------22

Consolidated Statements of Operations for the years ended
 December 31, 2002 and 2001------------------------------------------23

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002 and 2001------------------------------------------24

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002 and 2001.-----------------------------25

Notes to Consolidated Financial Statement----------------------------27

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale, Inc.
St. Paul, MN

I have audited the accompanying consolidated balance sheet of ISA
Internationale, Inc. and Subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

George Brenner, C.P.A.
Los Angeles, CA
April 14, 2003

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STIRTZ BERNARDS BOYDEN SURDEL & LARTER, PA.
Edina, MN
March 25,2002

                    ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                       December 31,
                      ASSETS                        2002          2001
                                               ----------      ----------
Current assets:
   Cash                                         $   1,542      $      872
                                               ----------      ----------
Total Assets                                   $    1,542      $      872
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Convertible debentures payable             $   265,000      $  651,640
   Convertible demand notes payable               305,310         226,554
   Accrued interest                               153,754         177,980
   Accounts payable - trade                        20,135          46,668
   Accounts payable - related party               130,000          85,000
   Accounts payable - disposed business            44,000         135,701
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
          Total current liabilities               920,199       1,325,543
                                               ----------      ----------
Stockholders' deficit:
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding         500             500
   Common stock, $.0001 par value, 300,000,000
     shares authorized; 52,203,196 and 42,225,463
     shares issued and outstanding at December 31,
     2002 and 2001 respectively                    5,220           4,222
   Additional paid-in capital                  4,981,254       4,832,586
   Accumulated deficit                        (5,905,631)     (6,161,979)
                                               ----------      ----------
          Total Stockholders' deficit           (918,657)     (1,324,671)
                                               ----------      ----------
Total Liabilities and Stockholders' deficit      $ 1,542       $     872
                                               ==========      ==========
      See notes to consolidated financial statements.

                 ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEARS ENDED  DECEMBER 31,
                                           2002              2001
                                        ---------         ---------
Operating expenses
     General & administrative             75,500           165,705
                                        ---------         ---------
          Operating loss                 (75,500)         (165,705
Other income (expense):
     Interest expense                    (88,021)         (163,542)
     Interest income                                           251
     Other income (expense)               70,649
                                       ----------------------------

Net loss from continuing operations      (92,872)         (328,996)

Discontinued operations:
     Loss from operations of
       discontinued operations              --             (43,895)
     Gain on disposal of business
       operations                           --              212,751
                                       ----------------------------

Loss before extraordinary item           (92,872)          (160,140)

Extraordinary item, gain on early
     extinguishment of debt              349,020           785,403
                                       ----------------------------

Net income (loss)                     $  256,348        $   625,263
                                       ============================

Net income (loss) available to
     common shareholders              $  256,348        $   625,263
                                       ============================

Basic earnings (loss) per share:
     Continuing operations           $    (0.00)        $    (0.01)
     Discontinued operations                 --               0.01
     Extraordinary gain                    0.01               0.02
                                     -----------------------------
     Total net earnings (loss) per share   0.01               0.02
                                     =============================

Average shares of common stock outstanding:
     Basic and fully diluted          47,214,330        35,203,792
                                     =============================

Dividends per share of common stock        none               none
                                     =============================
     See notes to consolidated financial statements.

                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents
                                                  YEARS ENDED  DECEMBER 31,
                                                       2002         2001
                                                 --------------------------
Cash Flows From Operating Activities:
  Loss from continuing operations                $    (92,872)  $  (328,996)
  Adjustments to reconcile net loss
    from continuing operations to cash
      from operating activities:
        Negotiated settlement disposed business       (41,702)          --
        Interest expense from the intrinsic value
         of beneficial conversion features issued
         along with convertible debt                     --           2,875
        Common stock issued to settle accounts payable
         and accrued liabilities                         --          90,000
        Common stock issued for services rendered        --           1,400
        Accounts payable                              (26,533)       39,319
        Accrued expenses                               45,000          --
        Accrued interest                               88,021       160,667
        Accrued liabilities of disposed business      (50,000)     (104,000)
                                                  -------------------------
  Cash used by continuing operations                  (78,086)     (138,735)
                                                  -------------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt           78,756       138,027
                                                  -------------------------
  Cash flows from financing activities                 78,756       138,027
                                                  --------------------------
  Increase (decrease) in cash and cash equivalents        670          (708)
  Cash and cash equivalents, beginning of year            872         1,580
                                                  --------------------------
  Cash and cash equivalents, end of year            $   1,542     $     872
                                                  ==========================
     See notes to consolidated financial statements

                               ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 YEARS ENDED DECEMBER 31, 2002 AND 2001
                       Preferred Stock           Common Stock	Additional
                     Number of      Par        Number of   Par      Paid-in  Accumulated
                       Shares      Value        Shares    Value      Capital    Deficit     Total
-------------------------------------------------------------------------------------------------
Balance Dec. 31, 2000   5,000,000   $ 500     20,337,213  $2,034  4,402,689 $(6,787,242) $(2,382,019)

Issuance of common stock
  for settlement of
  convertible debentures
  and accrued interest thereon        --      15,794,917   1,579    336,231         --       337,810

Intrinsic value of
  conversion feature on
  issuance of convertible
  demand notes
  payable                  --       --            --        --        2,875          --        2,875

Issuance of common stock
  for settlement of
  accrued liabilities      --       --         6,000,000     600     89,400        --         90,000

Issuance of common stock
  for services              --      --            93,333       9      1,391        --          1,400

Net income                 --       --               --       --         --     625,263      625,263
                    --------------------------------------------------------------------------------

Balance Dec. 31, 2001   5,000,000   $ 500     42,225,463  $4,222  $4,832,586 $(6,161,979)$(1,324,671)

  Issuance of common stock
  for settlement of
  convertible debentures
  and accrued interest thereon        --       9,977,733     998    148,668         --       149,668

Net income                 --       --               --       --         --     256,348      256,348
                    --------------------------------------------------------------------------------

Balance Dec. 31, 2002  5,000,000   $ 500     52,203,196  $5,220  $4,981,254 $(5,905,631)   $(918,657)

=====================================================================================================
      See notes to consolidated financial statements

                 ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company) was incorporated on June 2, 1989, under the laws of the state of Delaware under a former name and became a reporting publicly-held corporation on November 15, 1999.. On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA.

During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. The Company is currently reorganizing its financial affairs.

1.b) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

1.d) DEBT ISSUANCE COSTS

Original issuance discounts and beneficial conversion features associated with debt issuances are recorded as an adjustment to interest expense over the term of the debt or vesting period of the conversion feature, using the effective-interest method.

1.e) PROPERTY AND EQUIPMENT

Property and equipment were carried at cost. Depreciation was computed over the estimated useful lives, generally three to seven years. The cost of maintenance and repairs was expensed as incurred, and significant renewals and betterments were capitalized. Depreciation expense amounted to $0 and $13,184 for the years ended December 31, 2002 and 2001, respectively.

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

1.h) ADVERTISING COSTS

Advertising costs were expensed as incurred. No advertising expenses were incurred for 2002 and 2001.

1.i) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2002 and 2001, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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

1.ll) SEGMENTS OF A BUSINESS

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

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,905,631 at December 31, 2002. Losses from continuing operations were $92,872 and $328,996 for the years ended December 31, 2002 and 2001 respectivelyIncome for the year ended December 31, 2002

During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and shut down its ShoptropolisTV.com, Inc. subsidiary. The Company does not have an operating business at December 31, 2002. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                 2002             2001
                                               --------         --------
 Computed "expected" tax benefit                34.0%            34.0%
 State income tax, net of federal benefit        3.8%             3.8%
 Change in valuation allowance                 (37.8%)          (37.8)
                                               --------         --------
                                                  --%              --%
                                               ========         ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31,2002 is presented below:

                                                  2002             2001
                                                --------        --------
  Deferred tax assets:
  Net operating loss carryforward            $2,040,000       $2,083,000
  Start up costs                                  6,000            9,000
  Other                                           8,000           12,000
                                              ---------        ---------
  Total gross deferred tax assets             2,054,000        2,104,000

  Valuation allowance                        (2,054,000)      (2,104,000)
                                               ---------       ---------
  Net deferred tax assets                   $      --        $     --
                                              =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2002 and 2001.

As of December 31, 2002, the Company has reported net operating loss carryforwards of approximately $5,396,000. The federal net operating loss carryforwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward will be subject to the above limitations.

(4.) CONTINGENCIES AND COMMITMENTS

a) LEASE COMMITMENTS

As of December 31, 2002 the Company does not have contractual lease agreements and has no liabilities there under. lease The Knoxville property the Company leased was the subject of a settled legal proceeding. The Company was in default of its lease agreement due to its inability to pay lease payments from July 2000 to July 2002. The Company no longer needed the Knoxville Facility and ISAI authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through present have been paid to the owner of the Knoxville facility. The Company has satisfied the default and the lessor voided ISAI's lease. There was no rent expense for the years 2002 and 2001.

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

b) Common Stock

During the year ended December 31, 2002, the Company issued 9,977,733 shares of common stock to restructure convertible debt. The Company issued 15,794,917 shares of common stock during the year ended December 31, 2001, as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible debentures (see Note 6). This transaction resulted in a gain on early extinguishments of debt amounting to $767,834. As well, the Company issued 1,500,000 shares to satisfy an accrued liability, 93,333 shares for services, and 4,500,000 shares to satisfy creditors of a disposed business segment.

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

The per share weighted average fair values of stock warrants granted was $1.43 in 2000. No warrants were granted in 2002 and 2001. The fair value of warrants at the date of grant was estimated using the Black Scholes option pricing model. The following weighted average assumptions were used in the calculation:

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

The Company applies APB Opinion No. 25 in accounting for the compensation costs of employee stock warrants in the financial statements. No warrants were issued to employees in 2002 and 2001. Therefore pro forma net loss is the same as reported net loss.

The following table contains information about stock warrants:
       Stock Warrants                          Shares     Warrant Price
----------------------------------------- ----------------- -----------
Outstanding at December 31, 1999              3,617,990        1.00
----------------------------------------- ------------------ ------
Granted                                         115,000        1.00
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2000              3,732,990        1.00
----------------------------------------- ------------------ ------
Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2001              3,732,990        1.00
----------------------------------------- ------------------ ------

       Stock Warrants                          Shares     Warrant Price
----------------------------------------- ----------------- -----------

Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2002              3,732,990        1.00
----------------------------------------- ------------------ ------

Warrants exercisable at:
----------------------------------------- ------------------ ------
December 31, 2000                            3,732,990         1.00
----------------------------------------- ------------------ ------
December 31, 2001                            3,732,990         1.00
----------------------------------------- -------------------------
December 31, 2002                            3,732,990         1.00

c) STOCK OPTIONS

During January and July 2000, the Company issued stock options to certain employees. These options vest on the date of the grant and expire 5 years from the grant date. The Company applies APB Opinion 25 in accounting for
these stock options.   Due to the financial reorganization efforts of the
Company still ongoing, no compensation costs recorded for the intrinsic value in stock options was recorded for the years ended December 31, 2002 and 2001. Had the compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been impacted as follows:

                                               2002          2001
      Net income (loss)
      As reported                          $ 256,348     $ 625,263
      Pro forma                            $ 256,348     $ 625,263

      Basic income (loss) per share
      As reported                              (.01)         (.02)
      Pro forma                                (.01)         (.02)

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

Additional compensation expense that would have been charged to operations had the provisions of FASB 123 been applied was $0 in 2002 and 2001, as no options were issued or vested

The following table contains information about the Company's stock option activity and status of options outstanding:

                                      Weighted Average
                                               Number of    Exercise
Stock Options                                  Shares       Price
                                             --------- --- ---------
Outstanding at December 31, 1999                    -          $.00
Granted                                      3,323,500         $.88
Exercised                                        5,000         1.37
Expired or cancelled                                -             -
                                             ---------       ------
Outstanding at December 31, 2000             3,318,500         $.88

Granted                                            -             -
Exercised                                          -             -
Expired or cancelled                                -            -
                                             ---------       -------
Outstanding at December 31, 2001             3,318,500         $.88

Granted                                            -             -
Exercised                                          -             -
Expired or cancelled                                -            -
                                             ---------       -------
Outstanding at December 31, 2002             3,318,500         $.88

The following table summarizes information regarding stock options outstanding at December 31, 2002:

                              Weighted
Range       Number            Average     Weighted    Number
Of          Outstanding       Remaining   Average     Exercisable
Exercise    at                Contractual Exercise        at
Prices      December 31      Life (Years) Price       December 31

$1.17       1,100,000         2.02        $1.17       1,100,000
$1.37         168,500         2.03        $1.37         168,500
$ .69       2,050,000         2.56        $ .69       2,050,000

The weighted average estimated fair value of stock options granted during 2002 and 2001 was $0 and $0 per share respectively.

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

As of December 31, 2002 and 2001, the Company was in default on the payment of quarterly interest on these debentures amounting to $99,747 and $156,866, respectively.. Accordingly, the Company is in default of the terms of the debenture and the convertible debentures have been classified as a current liability.

b) CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable during the years ended December 31, 2002 and 2001, to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $.02 per share. The issuance of these notes included a beneficial conversion feature with intrinsic value resulting from the market value for common stock being greater than the option price. The beneficial conversion feature amounted to $0 in 2002 and $2,875 in 2001. The beneficial conversion feature was greater than the proceeds of the related notes payable by $0 for the years ended December 31, 2002 and 2001, respectively. The amount of the beneficial conversion feature not exceeding the proceeds from the notes payable is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the notes. Accordingly, interest expense included $0 and $2,875 related to the beneficial conversion feature for the years ended December 31, 2002 and 2001, respectively. Interest expense on these notes amounted to $32,893 and 23,064 during the years ended December 31, 2002 and 2001 respectively. Accrued interest on these notes was $54,007 and $21,114 at December 31, 2002 and 2001 respectively.

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

The following is a summary of the net assets of ShoptropolisTV.com, Inc. at March 29, 2001,
                                              March 29,
                                                  2001

Non-current asset of discontinued operations
    Fixed assets                                $209,703
                                                ========
Net current liabilities of discontinued operations
    Cash                                           $(163)
    Accounts payable                             443,098
    Accrued liabilities                           97,186
                                               ---------
                                               $ 540,121
                                               =========

The condensed results of the operations of ShoptropolisTV.com for the period ended March 29, 2001 and the year ended December 31, 2000 are as follows:

                                                 2001

    Operating expenses                     $   (43,895)
                                           -----------   ----------
    Net loss                               $   (43,895)
                                            ==========   ==========

(8.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 6 b.

The Company incurred expenditures with its president who is also a stockholder for consulting services amounting to $45,000 and $55,000 in the years ended December 31, 2002 and 2001 respectively.


(9.) SUPPLEMENTAL CASH FLOW INFORMATION

                                                    2002         2001
                                                -----------   ----------
Non-cash investing in financial transactions:

  Gain on early extinguishments of debt:
    Convertible debentures and accrued interest
      liquidated upon settlement with creditors   $498,887   $1,105,644
    Issuance of common stock for settlement
     with creditors                               (149,666)    (337,810)
    Forgiveness of accounts payable                 41,702       17,569
                                                  ---------    ---------
                                                   390,923   $  785,403
                                                  =========    =========


  Discontinued operations:
    Gain on disposal of business operations           --        212,751
    Loss from operations of business segment          --        (43,895)
    Accounts payable and accrued liabilities of
     discontinued segment assumed by the Company      --        117,667
                                                  ---------    ---------
                                                              $ 286,523
                                                  =========    =========

PART III

Item 8  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure

The Company changed accountants during 2002 and again in 2003 as reported on Form 8-K. On April 9, 2003 the Company announced the engagement of George Brenner, Certified Public Accountant, Los Angeles, CA, as their principal certifying accountant. The decision to accept the engagement of George Brenner, C.P.A. was approved by the Audit Committee of the Board of Directors on April 4, 2003. George Brenner, C.P.A. performed the annual audit and review of ISA Internationale, Inc. financial statements for the three-month and year ending December 31, 2002.

On April 10, 2003 the Company filed Form 8-K/A amending its filing of April 9, 2003 to include as an exhibit, a letter to the SEC from their former accountants informing the SEC of their dismissal as principal accountants. The letter further states their agreement with the company's disclosure statements in our Form 8-K filing on April 9, 2003 under item 4. Further, the Company's amemded filing clarified the dismissal date of their former accountants, Beckstead and Wattts, LLP effective April 9, 2003.

Beckstead and Watts, LLP, the previous principal accounting firm, was engaged to perform the review for the quarter ending September 30, 2002. The company filed a report on Form 8-K in November 2002 to announce the engagement of Beckstead and Watts, LLP.

Stirtz, Bernards, et al., P.A., a prior principal accounting firm for ISA Internationale, Inc., resigned on October 1, 2002 The Company filed two reports on Form 8-K in October 2002 to confirm changes in principal accountants.

There were no disagreements with the accountants on matters of accounting and financial disclosure in 2002. In connection with the audit of the fiscal year ended December 31, 2002, and the subsequent interim period through April 14, 2003 there were no disagreements with the Company's principal accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company believes that during the most recent calendar year and through April 14, 2003, there have been no reportable events (as defined in Regulation S-K
Item 304 (a)(1)(V)).

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of March 31, 2003, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2001 through December 31, 2002, their ages, the year first elected as an executive officer and/or director of the Company, and employment for select persons for the past five years.

                                                           Director
Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
                   Chief Financial Officer, and
          Chairman of the Board of Directors [1]      62  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000; was acting Chief Financial Officer from July 2000 to February 2001.)

Roger G. Garmann        Outside Director              64  August 2000

Donald G. Kampmann      Outside Director              48  January 2001

James S. Dixon          Outside Director              54  January 2001

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

In 2001, Bernard Brodkorb and Doubletree Capital Partners, Inc. failed to file initial statements of beneficial ownership due to the uncertain amount of shares that will be due Doubletree Capital Partners, Inc. as a result of the reorganization efforts of the company. In 2002 Bernard Brodkorb and Doubletree Capital Partners, Inc. filed Statements of Beneficial Ownership on Form 3

Item 10.  EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2002 there was no cash compensation paid to executive officers.

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

During 2002 and 2001 no stock options were granted or exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

A. Security Ownership of Certain Beneficial Owners

                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   38,465,850           43.38%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Gerald J. Durand (2)                     4,810,600           5.42%
Faribault, MN.

Barbara McLean (3)                      12,530,116           14.13%
Quincy, IL 62301

Michael G. W. Birch (4)                  1,625,000            1.83%
Knoxville, TN.

Bernard L. Brodkorb (5)                 20,882.925            23.43%
St. Paul, MN.

(1) Includes 17,500,000 shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 19,232,925 which may be acquired upon Conversion of convertible loans payable at December 31, 2002.
(2) Includes warrants to purchase 1,030,600 shares exercisable at $1.00 per share.
(3) Includes 257,333 shares that may be acquired upon conversion of convertible debentures.
(4) Includes warrants to purchase 400,000 shares exercisable at $1.00 per share.
(5) Includes warrants to purchase 450,000 shares exercisable at $1.00 per share; includes 50 % beneficial interest in Doubletree Capital Partners which would result in additional ownership shares of 20,882,925

B. Security Ownership of Management

                                       Number of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (5)                 20,882,925            23.43%
St. Paul, MN

Roger G. Garmann (6)                            163,333              .18%
Lakeville, MN

Donald G. Kampman                                 -0-
Prior Lake, MN.

James S. Dixon                                    -0-
Scottsdale, AZ.

                                            -----------           -------
Directors and executive officers as a group  21,046,258            223.61%
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

In June 2002, Barbara McLean was issued 9,977,733 shares of common stock in exchange for convertible debt of $498,887 in principal and accrued interest

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to Exhibits on page 47.

(b)  REPORTS ON FORM 8-K
On October 3, 2002, the Company filed form 8-K to comfirm that the relationship with it's auditor Stirz, Bernards, Boyden, Sturdel, and Larter, P.A. had ceased.

On October 15, 2002 the Company filed Form 8-KA to amend Form 8-K filed on October 3, 2002, correcting two issues.

On November 5, 2002 the Company filed Form 8-K to announce the engagement of Beckstead and Watts, LLP, as their principal accounting firm for the period ended September 30, 2002.

On April 9, 2003 the Company filed Form 8-K to announce the engagement of George Brenner, C.P.A., as their principal accounting firm for the Period Ended December 31, 2002.

On April 10, 2003 the Company filed Form 8-K/A to clarify the dismissal date of their former accounting firm.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      By:  ____________________                              Date
   /s/Bernard L. Brodkorb                                 April 14, 2003
      President, CEO CFO (interim)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                          Date

/s/Bernard L. Brodkorb,      President, Chief Executive   April 14, 2003
Bernard L. Brodkorb          Officer and Director
                            (Principal Executive Officer)

/s/Roger G. Garmann          Director                     April 14, 2003
Roger G. Garmann

/s/Donald G. Kampmann        Director                     April 14, 2003
Donald G. Kampmann

/s/James S. Dixon            Director                     April 14, 2003
James S. Dixon

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. ss. 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ISA Internationale, Inc., (the "Company") of Form 10-KSB for the period ending December 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:
(1.)the report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2.)the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Dated: April 14, 2003                By: /s/ Bernard L. Brodkorb
                          President, CEO, CFO, and Chairman of the Board

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

10.1 Agreement and Plan of Business Combination dated April 11, 1998 between ISA Internationale Inc. (formerly known as 1-800 Consumer
International Inc.), a Delaware corporation and Internationale Shopping Alliance, Inc., a Minnesota corporation (now a wholly owned subsidiary of ISA Internationale Inc. (incorporated by reference to Exhibit 6(i) to the Company's registration statement on Form 10-SB (File No. 0-27373)).