Form 10KSB/A
period 2002-12-31
ISA INTERNATIONALE INC
filed 2003-05-01
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
            -----------------------------------------

                          FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934       (No fee required)

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

2560 Rice Street, St. Paul, MN 55113

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
  Yes [X]  No [ ]

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

The number of shares outstanding of the issuer's common stock as of December 31, 2002:
  Common stock, $.0001 Par Value  52,203,196

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                      Page
                                  PART I

Item 1.  Description of Business                                         4
Item 1-A.Important Factors                                               5
Item 2.  Description of Properties                                       8
Item 3.  Legal Proceedings                                               9
Item 4.  Submission of Matters to a Vote of Security Holders            10


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       11
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     15
Item 7.  Financial Statements and Supplementary Data                    20
           Table of Contents                                            20


                                   PART III
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      39
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            40
Item 10. Executive Compensation                                         42
Item 11. Security Ownership of Certain Beneficial Owners
          and Management                                                43
Item 12. Certain Relationships and Related Transactions                 44
Item 13. Exhibits and Reports on Form 8-K                               45

         Signatures                                                     45
         Certification pursuant to section 302                          46
         Index to Exhibits, Form 10-KSB                                 48

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

In February 2001 the member of the board of directors who was acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's board of directors. The acting chief financial officer of ISAI filled the chief executive officer position of ISAI and Shoptropolis. This person continues in this position with ISAI as President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board.

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

The Company moved its administrative, production and broadcast operations from Knoxville, Tennessee to Minnesota in the fourth quarter of 1999. The Company defaulted on the lease for the facility in Knoxville. The owner of the Knoxville property initiated a lawsuit in federal court for non-payment of the lease.

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

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt has been recorded on the Company books as of December 31, 2002. Therefore the effect on the Company's financial statements is not material.

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

STIRTZ, BERNARDS, BOYDEN, SURDEL, & LARTER, PA.
Edina, MN
March 25,2002

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

The following is a summary of the net assets of ShoptropolisTV.com, Inc. at March 29, 2001,
                                              March 29,
                                                  2001

Non-current asset of discontinued operations
    Fixed assets                                $209,703
                                                ========
Net current liabilities of discontinued operations
    Cash                                           $(163)
    Accounts payable                             443,098
    Accrued liabilities                           97,186
                                               ---------
                                               $ 540,121
                                               =========

The condensed results of the operations of ShoptropolisTV.com for the period ended March 29, 2001 and the year ended December 31, 2000 are as follows:

                                                 2001

    Operating expenses                     $   (43,895)
                                             ----------
    Net loss                               $   (43,895)
                                            ===========

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

On April 10, 2003 the Company filed Form 8-K/A amending its' filing of April 9, 2003 to include as an exhibit, a letter to the SEC from their former accountants informing the SEC of their dismissal as principal accountants. The letter further states their agreement with the company's disclosure statements in our Form 8-K filing on April 9, 2003 under item 4. Further, the Company's amended filing clarified the dismissal date of their former accountants, Beckstead and Watts, LLP effective April 9, 2003.

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

Roger G. Garmann        Outside Director              64  August 2000

Donald G. Kampmann      Outside Director              48  January 2001

James S. Dixon          Outside Director              54  January 2001

Directors

BERNARD L. BRODKORB (October 1997 to July 2000; January 2000 to present) was the Treasurer, Chief Financial Officer and a director of the Company since its inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief Financial Officer and Director July 2000; was acting Chief Financial Officer from July 2000 to January 2001; was elected to the board of directors January 2001, elected by the board of directors as interim President, Chief Executive Officer, and Chief Financial Officer on February 2001. Mr. Brodkorb is an independent practicing Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

(b)  REPORTS ON FORM 8-K
On October 3, 2002, the Company filed form 8-K to confirm that the relationship with its' auditor Stirz, Bernards, Boyden, Sturdel, and Larter, P.A. had ceased.

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

Signature                        Title                          Date

/s/ Bernard L. Brodkorb,      President, Chief Executive   April 14, 2003
By: Bernard L. Brodkorb       Officer, Chief Financial
                              Officer, and Director

/s/ Roger G. Garmann          Director                     April 14, 2003
By: Roger G. Garmann

/s/ Donald G. Kampmann        Director                     April 14, 2003
By: Donald G. Kampmann

/s/ James S. Dixon            Director                     April 14, 2003
By: James S. Dixon

<page


CERTIFICATIONS

I, Bernard L. Brodkorb, certify that:

1. I have reviewed the annual report on Form 10-KSB of ISA Internationale, Inc.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bernard L. Brodkorb
 By: Bernard L. Brodkorb
 President, Chief Executive Officer, and Chief Financial Officer

Date: April 30, 2003

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ISA Internationale, Inc., (the "Company") of Form 10-KSB for the period ending December 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1.) the report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


       /s/ Bernard L. Brodkorb
       By: Bernard L. Brodkorb
       President, Chief Executive Officer, and Chief Financial Officer

Date: April 30, 2003

ISA INTERNATIONALE INC.
FORM 10-KSB
INDEX TO EXHIBITS

All of the following are included in our Form 10-SB Registration Statement (File No. 0-027373) and are incorporated by reference.

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