Form 10QSB
period 2003-03-31
ISA INTERNATIONALE INC
filed 2003-05-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                             (651) 489-6941
                       (Issuer's telephone number)

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On April 30, 2003, there were 52,203,196 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of March 31, 2003 and December 31, 2002       3
         Statements of Operations for the three months ended March 31,
             2003 and 2002                                               4
         Statements of Cash Flows for the three months ended March 31,
             2003 and 2002                                               5
         Notes to Condensed Consolidated Financial Statements          6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              13

Certifications                                                       14-15



                    ISA INTERNATIONALE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                March 31,    December 31,
                                                   2003           2002
                                               (UNAUDITED)      (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash and cash equivalents                    $     657      $    1,542
   Due from former officer, less allowance
      for uncollectible accounts of $872
      at March 31, 2003                                 0               0
                                               ----------      ----------
Total Assets                                   $      657       $   1,542
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Convertible debentures payable              $  265,000     $   265,000
   Convertible notes payable                      312,571         305,310
   Accrued interest                               170,737         153,754
   Accounts payable - trade                        28,489          20,135
   Accounts payable - related party               145,000         130,000
   Accounts payable - disposed business            44,000          44,000
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
          Total current liabilities               967,796         920,199
                                               ----------      ----------
Commitments and Contingencies (notes 7)

Stockholders' Deficit:
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at March 31, 2003 and December 31, 2002          500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     52,203,196 shares issued and outstanding
     at March 31, 2003 and
     December 31, 2002 respectively                 5,220           5,220
   Additional paid-in capital                   4,981,254       4,981,254
   Accumulated deficit                         (5,954,112)     (5,905,631)
                                               ----------      ----------
          Total Stockholders' Deficit            (967,139)       (918,657)
                                               ----------      ----------
Total Liabilities and Stockholders' Deficit     $     657      $    1,542
                                               ==========      ==========
See accompanying notes to consolidated financial statements.


                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                            Three Months Ended March 31,
                                         -------------------------------
                                               2003               2002
                                         -------------------------------
Operating expenses
     General & administrative             $    31,499       $    23,194
                                            ----------------------------
          Operating loss                      (31,499)          (23,194)
Other income (expense):
     Interest expense                         (16,982)          (26,415)
                                            ----------------------------
Net loss from continuing operations           (48,481)          (49,609)

Extraordinary item - gain on early
     extinguishment of debt                       --             28,947
                                           -----------------------------
Net Income (Loss)                           $ (48,481)       $  (20,662)
                                           =============================

Basic earnings (loss) per share:
     Continuing operations                $    (0.00)       $    (0.00)
     Discontinued operations                    0.00             (0.00)
     Extraordinary gain                         0.00               .00
                                         ------------------------------
     Total Net loss per share                   0.00             (0.00)
                                         ==============================
Average shares of common stock outstanding:
     Basic and diluted                     52,203,196        42,225,463
                                         ==============================
Dividends per share of common stock             none               none
                                         ==============================
   See accompanying notes to consolidated financial statements.



                     ISA INTERNATIONALE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                 Three Months Ended March 31,
                                              -------------------------------
                                                        2003          2002
                                               ------------------------------
 Cash Flows From Operating Activities:
  Loss from continuing operations                 $  (48,481)         (49,609)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
      from operating activities:
        Interest expense from the intrinsic value
          of beneficial conversion features issued
          along with convertible debt                   --                --
    Accounts payable                                  23,354           17,672
    Accrued interest                                  16,982           26,415
    Accrued liabilities                                  --               --
                                                -----------------------------
  Cash used by continuing operations                  (8,145)          (5,522)
  Cash used by discontinued operations                   --               --
                                                 -----------------------------
  Cash used by operating activities                   (8,145)          (5,522)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt           7,260            4,650
                                                -----------------------------
  Net (decrease) in cash and cash equivalents           (885)            (872)
  Cash and cash equivalents at beginning
   of period                                           1,542              872
                                                -----------------------------
  Cash and cash equivalents at end of period       $     657         $      0
                                                =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $         --       $     --
    Extra-ordinary item on early extinguishments
      of debt                                              --          28,947
                                                 ----------------------------
                                                 $         --          28,947
                                                 ============================
See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(2) NATURE OF BUSINESS

ISA Internationale Inc. (ISA) was incorporated on June 2, 1989, under the laws of the state of Delaware under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with Internationale Shopping Alliance Incorporated (Internationale). On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation incorporated on October 7, 1997, was merged with the Company (ISA), pursuant to a reverse merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA. Subsequent to this reverse merger the name of Internationale Shopping Alliance Incorporated was changed to ShoptropolisTV.com, Inc (Shoptropolis). The Company became a reporting publicly held corporation on November 15, 1999.

The primary business strategy of ShoptropolisTV.com, Inc. was to develop a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience through broadcast, cable, and satellite television or the Internet. Shoptropolis featured a diversity of high quality, moderately priced, and unique consumer products. During 2000 and 2001, the Company discontinued the operations of its two business segments and is currently re-organizing its financial affairs.

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

In August 2002, the SEC issued new rules to implement the provision of the Sarbanes-Oxley Act of 2002 requiring the CEOs and CFOs of public corporations to personally certify the accuracy and completeness of the reports their companies file with the Commission. The Company has complied with the new certification requirements and included them in their annual 10-KSB and quarterly 10-QSB filings.


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

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,954,112 at March 31, 2003. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $107,589 at March 31, 2003 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. There can be no assurance that these negotiations will be successful

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(6) CONVERTIBLE DEBT

During the three months ending March 31, 2003 the Company issued an additional $9,145 of convertible debt to an entity controlled by two of the Company's shareholders. The convertible note holder continues to hold a secured collateral interest in any assets the Company owns as of March 31, 2003 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

(7) CONTINGENT LIABILITIES
In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt has been recorded on the Company books as of December 31, 2002; therefore, the effect on the Company's financial statements is not material.

Other than the above, the Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. However, the current re-organization efforts of the Company may not be to the satisfaction of any or all of its creditors and lawsuits could occur in the future. The Company's property is not the subject of a pending legal proceeding, other than described above. In addition, there is no material proceeding to which a any director, officer, or affiliate of the issuer, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

ISAI is presently attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ISAI disposed of the ShoptropolisTV.Com, Inc. on March 29, 2001 as a part of its re-organization efforts. Additional re-organization efforts include negotiation with creditors to restructure and convert debt to equity and actively seek new business opportunities. After successful completion of its re-organization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity. Until its reorganization efforts are completed, the Company does not believe it can consummate a strategic business development transaction with third party or strategic financial partner.

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

Results of Operations for the Three months ended March 31, 2003 and 2002.

Sales and Gross Profit.
No sales were recorded for the three months ended March 31, 2003 and 2002 as operations have been suspended.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $31,499 for the three months ended March 31, 2003 and $23,194 for the three months ended March 31, 2002. The expenses were principally for telephone, audit, storage, and consulting costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal storage, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $.28 per share for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000. Also in November and December 2000 the Company obtained loans totaling $88,527 to settle unsecured debts using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In March 2001 the collateral was disposed of in the sale of the discontinued operations of the Company.

In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for those shares purchased from July 2000 through October 2000 at a price of $0.06 per share. This resulted in an additional 1,547,142 shares being issued.

In the years end December 31, 2002 and 2001 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the three months ended March 31, 2003, the Company received $7,261 in loans secured by convertible notes payable in connection with the continuing re-organization efforts. Convertible Notes Payable outstanding at March 31, 2003 total $312,571. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of March 31, 2003. Any assets the Company may acquire in the future are also secured until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of March 31,2003, the Company had current assets of $657 in cash and $967,796 in current liabilities consisting of $173,489 in accounts payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $265,000, convertible notes payable of $312,571, and related interest accruals of $170,737. Accordingly, the Company had a working capital deficit position of $967,796.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete re-organization of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement in November 2000. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy-filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's consolidated financial statements for the years ended December 31, 2002 and 2001, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2003. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Other Going Concern matters

One (1) remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters.

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. The debentures in default totaled $265,000 in principal and $107,589 in accrued interest. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of March 31, 2003. The Company converted $940,000 of principal and $169,435 in accrued interest into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. During the year ended December 31, 2002 the Company converted $386,640 in principal plus $112,247 in accrued interest into 9,977,750 shares of common stock at the rate of $.05 per share. The Company is attempting to convert the remaining debenture holder's debt to common shares at $.05 per share for the total of principal and accrued interest owed up to the conversion date. At March 31, 2003, $372,589 of convertible debentures and related accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending March 31, 2003, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2003, there were no changes in securities.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2002 continue as of March 31, 2003, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $265,000 and accrued interest thereon of $107,589 as of March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:
Form 8-K was submitted on April 9, 2003 announcing the engagement of George Brenner, CPA of Los Angeles, CA as the Company's principal accountant. George Brenner, C.P.A. performed the annual audit of the Company's financial statements for the year ending December 31, 2002.

Form 8-K/A was submitted on April 10, 2003 amending its filing of April 9, 2003 to include as an exhibit, a letter to the SEC from their former accountants informing the SEC of their dismissal as principal accountants. The letter further states their agreement with the Company's disclosure statements in our Form 8-K filing on April 9, 2003 under item 4. Further the Company's amended filing clarified the dismissal date of their former accountants, Beckstead and Watts, LLP effective April 9, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, CEO, CFO, And Chairman of the Board

Date: May 14, 2003

CERTIFICATIONS

I, Bernard L. Brodkorb, certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB of ISA Internationale, Inc.;

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
    Date: May 14, 2003

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc., (the "Company") of Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer of the Company, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1.) the report fully complies with the requirements of Section 13(a) or 15
(d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Bernard L. Brodkorb
   By: Bernard L. Brodkorb
   President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Dated: May 14, 2003