Form 10QSB
period 2003-06-30
ISA INTERNATIONALE INC
filed 2003-08-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On June 30, 2003, there were 52,203,196 shares of the Registrant's common stock, par value $.0001 per share, outstanding.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial statements
         Balance Sheets as of June 30, 2003 (Unaudited) and
            December 31, 2002 (Audited)                                  3
         Statements of Operations for the three months and six months
            ended June 30, 2003 and 2002 (Unaudited)                     4
         Statements of Cash Flows for the six months ended June 30, 2003
            and six months ended June 30, 2002 (Unaudited)               5
         Notes to Condensed Financial Statements                       6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              13

Certifications                                                       14-15



                           ISA INTERNATIONALE, INC.
                                BALANCE SHEETS
                                                 June 30,     December 31,
                                                   2003           2002
                                               (UNAUDITED)     (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash and cash equivalents                    $   1,694      $    1,542
   Due from former officer, less allowance
      for uncollectable accounts of $872
      at June 30, 2003                                  0               0
                                               ----------      ----------
Total Assets                                    $   1,694      $    1,542
                                               ==========      ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Convertible debentures payable              $  265,000      $  265,000
   Accounts payable - trade                        12,698          20,135
   Net current liabilities disposed business       44,000          44,000
   Accrued tax liabilities                          2,000           2,000
   Accounts payable related party (note 8)        160,000         130,000
   Accrued interest payable (note 8)              188,217         153,754
   Convertible notes payable related party        325,973         305,310
                                               ----------      ----------
          Total current liabilities               997,888         920,199
                                               ----------      ----------
Commitments and Contingencies (note 7)

Stockholders' Deficit:
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at June 30, 2003 and December 31, 2002
      respectively                                    500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     52,203,196 shares issued and outstanding
     at June 30, 2003 and
     December 31, 2002 respectively                 5,220           5,220
   Additional paid-in capital                   4,981,254       4,981,254
   Accumulated deficit                         (5,983,167)     (5,905,631)
                                               ----------      ----------
          Total Stockholders' Deficit            (996,194)       (918,657)
                                               ----------      ----------
Total Liabilities and Stockholders' Deficit     $   1,694      $    1,542
                                               ==========      ==========
See accompanying notes to condensed financial statements.


                                          ISA INTERNATIONALE, INC.
                                          STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
<c>                                     <c>             <c>            <c>            <c
                                          Three Months     Three Months     Six Months   Six Months
                                             Ended            Ended           Ended         Ended
                                          June 30, 2003  June 30, 2002   June 30, 2003  June 30, 2002
                                         --------------  ------------  ---------------  -------------
Operating expenses
     General & administrative             $    21,113          26,187       $  52,612         49,381
                                            --------------------------------------------------------
          Operating loss                      (21,113)        (26,187)        (52,612)       (49,381)

Other income (expense):
     Gain on settlement of lawsuit                             41,701                         41,701
     Interest expense                         (17,480)        (27,441)        (34,462)       (53,856)
                                            ---------------------------------------------------------
Net loss from operations                      (38,593)        (11,927)        (87,075)       (61,536)
                                           ----------------------------------------------------------
Income (Loss) before extraordinary items      (38,593)        (11,927)        (87,075)       (61,536)
Extraordinary item- gain on extinguishment
      of debt                                   9,538         349,221           9,538        378,168
                                           ----------------------------------------------------------
Net Income (Loss)                           $ (29,055)       $337,294      $  (77,536)      $316,632
                                           ==========================================================

Basic earnings (loss) per share:
     Net loss before before
         extraordinary gain                    (0.00)          (0.00)          (0.00)          (0.00)
     Extraordinary gain                         0.00            0.01            0.00            0.01
                                         ------------------------------------------------------------
     Total Net Gain (loss) per share          $ 0.00         $  0.01         $  0.00         $  0.01

                                         ============================================================
Average shares of common stock outstanding:
     Basic and diluted                     52,203,196      42,335,108      52,203,196      42,280,589
                                         ============================================================
Dividends per share of common stock             none         none             none            none
                                         ============================================================
   See accompanying notes to condensed financial statements.



                              ISA INTERNATIONALE, INC.
                              STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                Six Months       Six Months
                                                  Ended            Ended
                                               June 30, 2003   June 30, 2002
                                               ------------------------------
Cash Flows From Operating Activities:
  Loss from operations                            $  (87,075)         (61,536)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
      from operating activities:
    Gain on settlement of lawsuit                                     (41,701)
    Accounts payable & Accrued Expenses               32,101          (18,886)
    Accrued interest payable                          34,463           53,856
                                                -----------------------------
  Cash used by operations                            (20,511)         (68,267)
                                                 ----------------------------
  Cash provided (used) by operating activities       (20,511)         (68,267)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt          20,663           68,430
                                                -----------------------------
  Net (decrease) in cash and cash equivalents            152              163
  Cash and cash equivalents at beginning
   of period                                           1,542              872
                                                -----------------------------
Cash and cash equivalents at end of period         $   1,694         $  1,035
                                                =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $       --         $ 149,666
    Extra-ordinary item on early extinguishments
      of debt                                          9,538          378,168
                                                 ----------------------------
                                                 $     9,538          527,834
                                                 ============================
See accompanying notes to financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2003, and the results of its operations and cash flows for the three months and six months ended June 30, 2003. These statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

2.a) NATURE OF BUSINESS

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

2.b) USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(4) Extra-ordinary Income

During the six months ended June 30, 2003, the Company finalized debt resolutions on certain creditors realizing a gain of $9,538. This gain has been recorded as extraordinary item gain of extinguishment of debt at June 30, 2003 as stated on the Company's Statements of Operations.

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,983,167 at June 30, 2003. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $115,517 at June 30, 2003 on certain 12% convertible debentures issued during the year ended December 31, 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance these negotiations and actions will be successful.

(6) CONVERTIBLE NOTES PAYABLE

During the six months ending June 30, 2003 the Company issued an additional $20,664 of convertible debt to an entity controlled by two of the Company's shareholders. The convertible note holder continues to hold a secured collateral interest in any assets the Company owns as of June 30, 2003 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

(7) CONTINGENT LIABILITIES
In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt less payments not credited has been recorded on the Company books as of June 30, 2003; therefore, the effect on the Company's financial statements is not material.

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

(8) RELATED PARTY TRANSACTIONS
The Company incurred expenditures with its president, who is also a stockholder, for consulting services amounting to $45,000 in the year ended December 31, 2002 and $30,000 for the six month period ended June 30, 2003. These amounts have not been paid but are recorded as accounts payable related party.

The Company has accrued interest payable also due to the entity controlled by the President and another shareholder who are currently directing all reorganization efforts. Interest at the rate of 12% per annum is due on all loans made by the entity to the Company. As of June 30, 2003 and December 31, 2002, $70,700 and $54,007 were due respectively for accrued interest on loans from the related party. Total principal on loans from the related party amount to $325,973 and $305,310 on June 30, 2003 and December 31, 2002 respectively. All of these loans have been used to pay operating expenses deemed necessary by the President of the Company and the related entity contributing all reorganization efforts and resources. No payments for compensation to the directing officers have been made since the reorganization efforts commenced in November 2000.

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

Results of Operations for the Six months ended June 30, 2003.

Sales and Gross Profit.
No sales were recorded for the six months ended June 30, 2003 as operations have been suspended.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $52,612 for the six months ended June 30, 2003 and $21,113 for the three months ended June 30, 2003. The expenses were principally for telephone, audit, storage, and consulting costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal storage, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

In the years end December 31, 2002 and 2001 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the six months ended June 30, 2003, the Company received $20,664 in loans secured by convertible notes payable in connection with the continuing re-organization efforts. Convertible Notes Payable outstanding at June 30, 2003 total $325,973. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of June 30, 2003. Any assets the Company may acquire in the future are also secured until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of June 30,2003, the Company had current assets of $1,694 in cash and $997,888 in current liabilities consisting of $172,698 in accounts payable, $2,000 in accrued tax liabilities, accrued liabilities from disposed business of $44,000, convertible debentures payable in default totaling $265,000, convertible notes payable of $325,973, and related interest accruals of $188,217. Accordingly, the Company had a working capital deficit position of $996,194.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. Because of the uncertainty of future profits, none of this benefit was recorded in the accompanying financial statements as of June 30, 2003. In addition the ability to utilize the net operating losses may be limited due to ownership changes.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. The debentures in default totaled $265,000 in principal and $115,517 in accrued interest. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of June 30, 2003. The Company converted $940,000 of principal and $169,435 in accrued interest into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. During the year ended December 31, 2002 the Company converted $386,640 in principal plus $112,247 in accrued interest into 9,977,750 shares of common stock at the rate of $.05 per share. The Company is attempting to convert the remaining debenture holder's debt to common shares for the total of principal and accrued interest owed up to the conversion date. At June 30, 2003, $380,517 of convertible debentures and related accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending June 30, 2003, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2003, there were no changes in securities.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2002 continue as of June 30, 2003, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $265,000 and accrued interest thereon of $115,517 as of June 30, 2003.

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

Date: August 14, 2003

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
    Date: August 14, 2003

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc., (the "Company") of Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer of the Company, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Dated: August 14, 2003