Form 10QSB
period 2003-09-30
ISA INTERNATIONALE INC
filed 2003-11-17
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On September 30, 2003, there were 54,403,196 shares of the Registrant's common stock, par value $.0001 per share, outstanding and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding. The preferred stock is convertible into common shares at a conversion rate of 3.5 common shares for each preferred share being converted. Furthermore, there is an anti-dilution provision clause in the preferred shares that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. The timing of the conversion is at the discretion of the holder.
Transitional small business disclosure format. Yes [ ] No [X]

                             ISA INTERNATIONALE INC.
                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                    QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003

                              TABLE OF CONTENTS

                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements
         Balance Sheets as of September 30, 2003 (Unaudited) and
            December 31, 2002 (Audited)                                  3
         Statements of Operations for the three months and nine months
            ended September 30, 2003 and 2002 (Unaudited)                4
         Statements of Cash Flows for the nine months ended September 30,
            2003 and nine months ended September 30, 2002 (Unaudited)    5
         Notes to Condensed Financial Statements                       6-8
Item 2.  Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                9-12
Item 3.  Controls and Procedures                                        13

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14

Exhibit 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002                                                          14-15

                           ISA INTERNATIONALE, INC.
                                BALANCE SHEETS
                                               September 30,  December 31,
                                                   2003           2002
                                               (UNAUDITED)     (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash and cash equivalents                    $   1,085      $    1,542
   Due from former officer, less allowance
      for uncollectable accounts of $872
      at September 30, 2003                             0               0
                                               ----------      ----------
Total Assets                                    $   1,085      $    1,542
                                               ==========      ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Convertible debentures payable              $  265,000      $  265,000
   Convertible notes payable related party        333,797         305,310
   Accounts payable - trade                        11,847          20,135
   Net current liabilities disposed business         -             44,000
   Accrued tax liabilities                          2,000           2,000
   Accounts payable related party (note 8)        175,000         130,000
   Accrued interest payable related party(note 8) 206,210         153,754
                                               ----------      ----------
          Total current liabilities               993,854         920,199
                                               ----------      ----------
          Total Liabilities                       993,854         920,199
Commitments and Contingencies (note 7)

Stockholders' Deficit:
   Preferred stock,  $.0001 par value
     5,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at September 30, 2003 and December 31, 2002
      respectively                                    500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     54,403,196 shares issued and outstanding
     at September 30, 2003 and 52,203,196 at
     December 31, 2002 respectively                 5,440           5,220
   Additional paid-in capital                   4,992,034       4,981,254
   Accumulated deficit                         (5,990,742)     (5,905,631)
                                               ----------      ----------
          Total Stockholders' Deficit            (992,769)       (918,657)
                                               ----------      ----------
Total Liabilities and Stockholders' Deficit     $   1,085      $    1,542
                                               ==========      ==========
See accompanying notes to condensed financial statements.


                                          ISA INTERNATIONALE, INC.
                                          STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
<c>                                     <c>             <c>            <c>            <c
                                          Three Months     Three Months   Nine Months    Nine Months
                                             Ended            Ended          Ended          Ended
                                        Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003  Sept. 30, 2002
                                         --------------  ------------  ---------------  -------------
Operating expenses
     General & administrative             $    22,582          12,130       $  75,194         61,509
                                            --------------------------------------------------------
          Operating loss                      (22,582)        (12,130)        (75,194)       (61,509)

Other income (expense):
     Gain on settlement of lawsuit                                                            41,701
     Interest expense                         (17,993)        (17,004)        (52,456)       (70,861)
                                            ---------------------------------------------------------
Net (loss) from continuing operations         (40,575)        (29,134)        (127,650)       (90,669)
                                           ----------------------------------------------------------
Income (Loss) before extraordinary items      (40,575)        (29,134)        (127,650)       (90,669)
Extraordinary item- gain on extinguishment
      of debt                                  33,000                           42,538        378,167
                                           ----------------------------------------------------------
Net Income (Loss)                            $( 7,575)       $(29,134)        $(85,111)      $287,498
                                           ==========================================================

Basic earnings (loss) per share:
     Net loss before
         extraordinary gain                    (0.00)          (0.00)          (0.00)          (0.00)
     Extraordinary gain                         0.00            0.00            0.00            0.01
                                         ------------------------------------------------------------
     Total Net Gain (loss) per share          $ 0.00         $  0.00         $  0.00         $  0.01

                                         ============================================================
Average shares of common stock outstanding:
     Basic and diluted                     53,303,196      52,203,196      52,936,529      48,877,285
                                         ============================================================
Dividends per share of common stock             none         none             none            none
                                         ============================================================
   See accompanying notes to condensed financial statements.



                              ISA INTERNATIONALE, INC.
                              STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                Nine Months      Nine Months
                                                  Ended            Ended
                                               Sept. 30, 2003   Sept. 30, 2002
                                               ------------------------------
Cash Flows From Operating Activities:
  Loss from operations                            $ (127,650)         (90,669)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
      from operating activities:
    Accounts payable & Accrued Expenses               46,250          (25,014)
    Accrued interest payable                          52,456          (41,525)
                                                -----------------------------
  Cash used by operations                            (28,944)        (157,208)
                                                 ----------------------------
  Cash provided (used) by operating activities       (28,944)        (157,208)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt          28,487          157,471
                                                  ----------------------------
-
  Net (decrease) in cash and cash equivalents           (457)             263
  Cash and cash equivalents at beginning
   of period                                           1,542              872
                                                -----------------------------
Cash and cash equivalents at end of period         $   1,085         $  1,135
                                                =============================

  Non-cash investing and financing transactions:
    Payment of convertible debentures and accrued
      interest thereon with common stock         $                  $ 149,666
    Extra-ordinary item on early extinguishments
      of debt                                         42,538          378,168
                                                 ----------------------------
                                                 $    42,538          527,834
                                                 ============================
See accompanying notes to financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2003, and the results of its operations and cash flows for the three months and nine months ended September 30, 2003. These statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The primary business strategy of ShoptropolisTV.com, Inc. was to develop a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience through broadcast, cable, and satellite television or the Internet. During 2000 and 2001, the Company discontinued the operations of its only two business segments and is currently re-organizing its financial affairs.

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

(4) Extra-ordinary Income

During the six months ended June 30, 2003, the Company finalized outstanding debt resolutions for certain creditors recording an extraordinary gain of $9,538. During the three months ended September 30, 2003 the Company settled other debt obligations with creditors and recorded additional extraordinary income of $33,000.

(5) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $5,990,742 at September 30, 2003. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is in default on its obligations to make interest payments of $123,532 at September 30, 2003 on certain 12% convertible debentures issued during the years ended December 31, 1999 and 2000. As such, these notes have been classified as current liabilities. The Company is negotiating with the debenture holders to convert the debentures to common stock. The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance these negotiations and actions will be successful.

(6) CONVERTIBLE NOTES PAYABLE

During the nine months ending September 30, 2003 the Company issued an additional $28,487 of convertible debt to an entity controlled by two of the Company's shareholders. The convertible note holder continues to hold a secured collateral interest in any assets the Company owns as of September 30, 2003 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

(7) CONTINGENT LIABILITIES
In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt less payments not yet credited has been recorded on the Company books as of September 30, 2003; therefore, the effect on the Company's financial statements is not material.

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

(8) RELATED PARTY TRANSACTIONS
The Company incurred expenditures with its president, who is also a stockholder, for consulting services amounting to $45,000 in the year ended December 31, 2002 and $45,000 for the nine month period ended September 30, 2003. These amounts have not been paid but are recorded as accounts payable related party.

The Company has accrued interest payable also due to the entity controlled by the President and another shareholder who are currently directing all reorganization efforts. Interest at the rate of 12% per annum is due on all loans made by the entity to the Company. As of September 30, 2003 and December 31, 2002, $82,678 and $54,007 were due respectively for accrued interest on loans from the related party. Total principal on loans from the related party amount to $333,797 and $305,310 on September 30, 2003 and December 31, 2002 respectively. All of these loans have been used to pay operating expenses and debt liability settlements deemed necessary by the President of the Company and the related entity who are contributing all of the reorganization efforts and resources. No cash payments for compensation to the directing officers have been made since the reorganization efforts commenced in November 2000.

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

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which became a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997. ISAI sold ShoptropolisTV.com, Inc. on March 29, 2001.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. on May 19, 2000 to an individual who was an officer and director of the ISAI.

Results of Operations for the nine months ended September 30, 2003.

Sales and Gross Profit.
No sales were recorded for the nine months ended September 30, 2003 as operations have been suspended.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $75,194 for the nine months ended September 30, 2003 and $22,582 for the three months ended September 30, 2003. The expenses were principally for telephone, audit, storage, travel, and consulting costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal storage, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

In September 2003 the Company issued 2,200,000 shares of common stock to settle an outstanding liability of $44,000 from disposed business operations of a subsidiary resulting in a gain of $33,000 recorded in the three months ended September 30, 2003.

In the years ended December 31, 2002 and 2001 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the nine months ended September 30, 2003, the Company received $28,487 in loans secured by convertible notes payable in connection with the continuing re-organization efforts. Convertible Notes Payable outstanding at September 30, 2003 total $333,797. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of September 30, 2003. Any assets the Company may acquire in the future are also secured until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of September 30,2003, the Company had current assets of $1,085 in cash and $993,854 in current liabilities consisting of $186,847 in accounts payable, $2,000 in accrued tax liabilities, convertible debentures payable in default totaling $265,000, convertible notes payable of $333,797 and related interest accruals of $206,210. Accordingly, the Company had a working capital deficit position of $992,769.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. Because of the uncertainty of future profits, none of this benefit was recorded in the accompanying financial statements as of September 30, 2003. In addition the ability to utilize the net operating losses may be limited due to ownership changes.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. At September 30, 2003 the debentures in default totaled $265,000 in principal and $123,532 in accrued interest. No interest payments were ever made by the Company on the debentures. As such, all of these debentures have been classified as current liabilities as of September 30, 2003. The Company converted $940,000 of principal and $169,435 in accrued interest into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. During the year ended December 31, 2002 the Company converted $386,640 in principal plus $112,247 in accrued interest into 9,977,750 shares of common stock at the rate of $.05 per share. The Company is attempting to convert the remaining debenture holder's debt to common shares for the total of principal and accrued interest owed up to the conversion date. At September 30, 2003, $388,532 of convertible debentures and related accrued interest in default remained on the Company's balance sheet.

Item 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB that the Company's disclosure controls and procedure have functioned effectively so as to provide those officers the information necessary whether:
(i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB.
(ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ending September 30, 2003, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003, an additional 2,200,000 shares of common stock were issued to settle accounts payable of the disposed business amounting to $44,000. The Board of Directors of the Company approved this transaction.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2002 continue as of September 30, 2003, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $265,000 and accrued interest thereon of $123,532 as of September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits: 99.1- Certifications Pursuant to Section 906 and 302 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K:  None in the three months ended September 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

Date: November 14, 2003


EXHIBIT 99.1 Certifications

                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc., (the "Company") of Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer of the Company, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

   /s/ Bernard L. Brodkorb
   By: Bernard L. Brodkorb
   President, Chief Executive Officer, and Chief Financial Officer

Dated: November 14, 2003






    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard L. Brodkorb, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ISA Internationale, Inc. for the period ending September 30, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, and Chief Financial Officer
    Date: November 14, 2003