Form 10KSB
period 2003-12-31
ISA INTERNATIONALE INC
filed 2004-05-12
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                -----------------------------------------

                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2003


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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On December 31, 2003, after giving effect to a reverse stock split of 1 for 140 that occurred on January 12, 2004, effective as of January 22, 2004, there were 372,880 shares of the Registrant's common stock, par value $.0001 per share, outstanding and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding. The preferred stock was convertible into common shares (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now.

convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued as of December 31, 2003 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 4,716,978 additional common shares.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $335,592 as of April 30, 2004.

The number of shares outstanding of the issuer's common stock as of December 31, 2003(After giving effect to a reverse stock split of 1 for 140: Common stock, $.0001 Par Value, 372,880 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                      Page
                                  PART I

Item 1.  Description of Business                                         4
Item 1-A.Important Factors                                               5
Item 2.  Description of Properties                                       8
Item 3.  Legal Proceedings                                               9
Item 4.  Submission of Matters to a Vote of Security Holders            10


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       11
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     15
Item 7.  Financial Statements and Supplementary Data                    20
           Table of Contents                                            20


                                   PART III
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      35
Item 8A. Controls and Procedures                                        36
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            36
Item 10. Executive Compensation                                         37-39
Item 11. Security Ownership of Certain Beneficial Owners
          and Management                                                39-40
Item 12. Certain Relationships and Related Transactions                 41
Item 13. Exhibits and Reports on Form 8-K                               42
Item 14. Principal Accountant Fees and Services                         42-43

         Signatures                                                     44
         Certification pursuant to section 302                          45
         Index to Exhibits, Form 10-KSB                                 47

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

A. Corporate Organization and Recapitalization

ISA Internationale Inc. (ISAI) was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a acquisition of Internationale Shopping Alliance Incorporated (Internationale), which was a wholly owned subsidiary of ISAI. This subsidiary was acquired when the former shareholders of Internationale acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of Internationale. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of Internationale on October 7, 1997. Subsequent to this reverse merger the name of Internationale Shopping Alliance Incorporated was changed to ShoptropolisTV.com, Inc (Shoptropolis). In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with Internationale.


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

On May 19, 2000, ISAI sold ISA to an individual who was an officer and director of ISAI. In December 2000, due to a lack of capital, the company concluded that no further efforts would be expended to develop its planned shopping network and the disposal of the Shoptropolis subsidiary was approved by the Board of Directors. Shoptropolis was sold on March 29, 2001.ISAI's present strategy is to complete the reorganization of its financial affairs and endeavor to find a suitable candidate for merger or acquisition.

B. Personnel

On January 1, 2000, ISAI had 15 full-time employees including three executive officers, three administrative and accounting personnel, and nine precious metals sales representatives. During the first quarter of 2000, ISAI added 12 full-time employees for its Shoptropolis operations, including one executive officer and three senior management persons. Three senior management persons headed the product-buying group of Shoptropolis. ISAI's full-time employees then totaled 27.

In May 2000, ISAI sold International Strategic Assets, Inc. and thus eliminated 12 full-time employees, including one executive officer, one administrative person, one accounting person, and nine precious metals sales representatives. During the second quarter of 2000, Shoptropolis laid off 12 full-time employees. ISAI's full-time employees then totaled three, two executive officers and one administrative person.

In August 2000, Gerald Durand, the founder and President of ISAI and CEO of Shoptropolis, a wholly owned subsidiary, resigned. Jack Wallace, a member of the ISAI board of directors assumed the position of acting CEO of ISAI and Shoptropolis, and Chairman of ISAI's board of directors. In November 2000, the President of Shoptropolis, Jeffrey Abrams, resigned from that position and as a member of the board of directors.

On December 31, 2000, ISAI had no full-time employees. The chief executive officer position of ISAI and Shoptropolis was held by Jack Wallace.

In February 2001, Jack Wallace who was acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's Board of Directors. The acting chief financial officer of ISAI, Bernard L. Brodkorb, filled the chief executive officer position of ISAI and Shoptropolis. This person continues in this position with ISAI as President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company.

Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures - With respect to the core business strategy of developing and launching its multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to begin disposal efforts of the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time will be directed to a complete reorganization of all of its affairs. Therefore the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in their development stage. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will however, hopefully complete its financial re-organization and endeavor to find a suitable candidate for merger or acquisition of the Company.

History of Losses and Anticipated Further Losses
ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2003 of $6,605,736. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing
The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant and additional capital in order to the support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations, until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company) to loan the Company at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

The financial company has commenced its best efforts to help the Company resolve, consolidate and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the years ended December 31, 2003, and 2002 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

Reliance on Key Personnel
The Company's future success will be dependent upon the ability to attract and retain executive officer(s) and certain other key persons. The inability to attract such individuals or the loss of services of one or more of such persons would have a material adverse effect on ISAI's ability to implement its current plans or continue its operations. There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business.

Control By Existing Management
One principal shareholder Doubletree Capital Partners, Inc beneficially owns approximately 83.84% of ISAI's outstanding common stock, which includes common stock that can be converted from preferred stock owned by the one principal shareholder, and accordingly has complete control of its business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market
The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

Limited Market For Securities
There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or the NASDAQ stock market. The Company's securities are subject to the "penny stock rules" adopted pursuant to
Section 15(g) of the Securities Exchange Act of 1934, which applies to non-NASDAQ companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.

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

Item 2.   DESCRIPTION OF PROPERTIES

At December 31, 2003, the Company's only asset was cash of $5,055.

From September 2000 to January 2001, the Company rented a shared-office space in St. Paul, MN on a month-to-month basis. Monthly rental expense was $480.00, which included base rental amount and tenant's share of overall building complex maintenance expense, and real estate taxes. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the St. Paul facility.

From January 2000 through September 2000, the Company leased office space in Burnsville, Minnesota. The facility was approximately 4,996 square feet and was being leased under a four (4) year lease, expiring December 31, 2003, with option to downsize and/or relocate the leased premises, and an option to terminate the lease. Monthly lease installments were approximately $7,486, which included base rental amount and tenant's share of overall building complex maintenance expense and real estate taxes. The Company's wholly owned subsidiary, Shoptropolis, also shared an office in the Burnsville facility. On September 30, 2000, ISAI exercised its option to terminate the lease resulting in no additional payments after September 30, 2000.

Prior to being sold by ISAI in May 2000, the Company's wholly owned subsidiary, International Strategic Assets, Inc., leased its sales and administrative facilities for its precious metals sales operations in a large office complex in Eagan, Minnesota, a suburb of Minneapolis/St. Paul. These facilities consisted of approximately 7,300 square feet and were being leased under a five-year lease expiring in 2004. Monthly payments were approximately $6,188, which included the base rental amount and the tenant's share of the overall building complex expenses and real estate taxes. Monthly rental would increase if such operating expenses and real estate taxes increase. Rental payments under this lease were guaranteed by ISAI. As of the date of sale of ISA, ISAI no longer guaranteed the ISA lease.

In December 1999, the Company leased a 70,089 square foot facility in Eagan, Minnesota for its wholly owned subsidiary, Shoptropolis. The facility was to be Shoptropolis' headquarters and would house administration offices, purchasing, warehousing, shipping and receiving, and telephone call-centers, for the television and Internet home-shopping operations. The lease terms were eight (8) years expiring March 2008. The monthly lease installments commenced March 2000, and were approximately $36,000, which included base rental amount, building complex maintenance expense and real estate taxes. The base annual rent increased by ten-percent the second year and by four percent in the fourth and seventh year. Monthly lease installments would also increase if operating expense and real estate taxes increased. ISAI had guaranteed the lease payments under this lease. In July 2000 the landlord terminated the lease as a result of ISAI's default for lack of monthly lease payments as required. In July, the lessor seized the Company's lease deposits in the amount of $170,000.

In August 2000, ISAI requested and the landlord agreed to the reinstatement of the lease in its entirety. Additional security payments were required as well as the payment of the monthly rents on a current and timely basis. In addition, the reinstatement of the lease provided the lessor the opportunity to exercise its stock warrants and resell the stock for a minimum of Three Hundred Thousand Dollars ($300,000.00). The lessor agreed to return to the Company its $170,000 security deposit net of one month's gross rent or approximately $39,500, which was held by the lessor. The original agreement was further modified to limit the amount of ISAI's tenant improvement costs to be paid by the lessor to $38,324. In August 2000 ISAI paid the Landlord under terms of the restated lease $74,739.54 for the combined July 2000 and August 2000 rent payments, and $1,417.47 in respect of the amortized prorated monthly rental installment and operating expenses for the month of March 2000. No other monies were paid to the Landlord under the terms of the restated lease.

In December 2000, the landlord agreed to terminate the lease upon payment by ISAI of $54,500.00 and satisfaction of a $27,430.35 construction lien on the facility. ISAI had no further obligations under the terms of the lease at December 31, 2000 and all monies paid for rent or leasehold improvements or security deposits have been charged off as additional rent paid through December 31, 2000.

Item 3.  LEGAL PROCEEDINGS

The Company was a party to a lawsuit dated June 27, 2000 as a defendant and was served on August 30, 2000, in the State of Minnesota, County of Dakota, District Court, First Judicial District, Court file number 19-C5-00-9435. Investment Rarities Incorporated and Investment Rarities International, Inc., for their Complaint against Defendants ISA Internationale Inc., International Strategic Assets Inc., Ronald G. Wolfbauer, Jr., John Doe and Roger Roe: Claim misappropriation of trade secrets; breach of contract; inducement to breach a duty; and, tortuous interference with contractual relations. ISAI denied each and every matter, allegation or thing except as may be admitted, qualified, or affirmatively alleged in the Company's "Separate Answer of ISA Internationale Inc." dated September 2000. In March 2001, the Company settled the suit by agreeing to pay to the plaintiffs the sum of $12,000 and to issue the plaintiffs 1,500,000 of the Company's par value $.0001 common shares. Accordingly, the Company included $34,500 as accrued lawsuit settlement expense in its financial statements at December 31, 2000.

The Knoxville property the Company leased was the subject of a legal proceeding. The Company was in default of its lease agreement due to its inability to pay its lease payments from July 2000 to present. In fourth quarter 1999, the Company relocated its home-shopping network from Tennessee to
Minnesota.   This property was sub-leased and ISAI has authorized the owner of the Knoxville facility to collect the Company's sublease rental installments and apply them toward the Company's arrears. The sublease rental installments from October 2000 through July 2002 were paid to the owner of the Knoxville facility. The Company satisfied the legal proceeding with the payment of $50,000 for full and complete satisfaction of all claims and related judgments for estimated liabilities related to the disposition of their defendant position in this matter. The Lessor voided the lease.

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt has been recorded on the Company books as of December 31, 2003 at the amount the Company believes it owes at that date. Therefore the effect on the Company's financial statements is not material.

Other than the above, the Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. However, the re-organization efforts of the Company at December 31, 2003 may not be to the satisfaction of any or all of its creditors and accordingly, several lawsuits may or could occur at any moment in the re-organization efforts of the Company. The Company's property is not the subject of a pending legal proceeding, other than that described above. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 29, 2001, by written action of a majority of its shareholders, the Company sold its wholly owned subsidiary, ShoptropolisTV.com, Inc. (Shoptropolis), for a cash sum of $1, the assumption of all debt of Shoptropolis with the exception of $50,168 which was guaranteed by the Company and the Company also agreed to issue 4,500,000 (pre-split) shares of its stock with a value of $67,500 to satisfy Shoptropolis' creditors.

On January 12, 2004, by written action of the holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved a 1 for 140 reverse stock split, effective January 22, 2004, for the purpose of raising the trading price range of the Company's common stock on the NASDAQ OTC BB. At the same meeting the shareholders also approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market, Holders and Dividends

The Company's Common Stock traded publicly and quoted over-the-counter on the NASD Electronic Bulletin Board (OTC BB) under the symbol "ISAI" since May 11, 1998 to January 21, 2004. From January 22, 2004 to present it has traded under the symbol ISAT.OB.

Information provided regarding periods prior to January 2001 is not an indication an active market existed for the Company's common stock during such periods. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

The following Table sets forth the high and low closing prices for the Company's Common Stock as reported by the OTC Bulletin Board during this period of time after giving effect of the reverse stock split that occurred on January 12, 2004, effective as of January 22, 2004. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001
----
First Quarter                     $4.34   $2.10
Second Quarter                    $2.10   $2.10
Third Quarter                     $2.10   $1.68
Fourth Quarter                    $1.68   $1.68

2002
----
First Quarter                     $1.40   $1.40
Second Quarter                    $1.40   $1.40
Third Quarter                     $1.40   $0.84
Fourth Quarter                    $0.84   $0.84

2003
----
First Quarter                     $0.70    $.70
Second Quarter                    $0.70    $.70
Third Quarter                     $0.70    $.70
Fourth Quarter                    $0.70    $.70

As of March 30, 2004, there were approximately 206 beneficial owners and approximately 301 registered holders of record of the Company's common stock.

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

B.  Recent Sales of Unregistered Securities

The following information includes all securities sold by the Company since its inception in October 1997:

B.1 Incident to the founding and organization of the Company in late 1997, the founders of the Company (which included all current directors of the Company) and certain persons associated with them received a total of 10,824,000 (pre-split)shares of common stock of the Company based on $.01 per share of value, a total of $108,240, either for services rendered or settlement of accounts payable involved with the organization of the Company; and they also received 5-year warrants to purchase a total of 2,884,000 (pre-split) common shares of the Company exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since the founding of the Company was a strictly private transaction not involving a public offering and all of such founders and their associates acquired the common stock for long-term investment and all stock certificates were legended to prevent further distribution thereof unless registered or satisfying an exemption from registration.

B.2 From November 1997 to June 1998, the Company sold a total of 1,579,535 (pre-split) Units at a purchase price of $.6536 per Unit, a total amount of $1,032,376, to a limited number of 16 investors (most of whom are accredited investors) in a private placement, with each Unit consisting of one share of Common Stock of the Company and a five-year warrant to purchase two shares of Common Stock exercisable at $1.00 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the Units for long-term investment and to have the certificates therefore legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption there from. Two of these investors were Mr. Durand, the Chief Executive Officer of the Company, who purchased $10,000 of the Units, and Mr. Brodkorb, the Chief Financial Officer of the Company, who purchased $16,340 of the Units.

B.3 In June 1998, the Company issued a total of 370,000 (pre-split)shares of its Common Stock to four persons who contributed services to the Company based on a $.25 common per share price. These issuances were as follows:

Person Providing Services              Total Value          Shares Issued
                                       Of Services           (Pre-Split)
-------------------------------------------------------------------------
Mid-America Venture Capital Fund, Inc.      $62,500             250,000
Claude Jasper Yow                           $25,000             100,000
Roger Garmann                               $ 2,500              10,000
Darrell Bearson                             $ 2,500              10,000

Messrs. Garmann and Bearson also received five-year warrants to purchase
10,000 shares (pre-split) of Common Stock apiece exercisable at $1.00 per share (pre-split). These were all isolated private transactions with exemptions from registration claimed under Section 4(2) of the Securities Act of 1933, and all stock certificates were legended to prevent further distribution unless registered or satisfying an appropriate exemption from registration.

D. In December 1998, the Company issued 268,000 (pre-split) shares of its Common Stock to Richard Meyers Family Trust, an accredited investor, in a private sale at $.75 per share, (pre-split) total consideration of $201,000. This was a isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

E. In January 1999, the Company reduced the exercise price of its outstanding warrants which were sold as part of the Unit private placement in 1998 to $.50 per share from its original $1.00 per share until the end of February 1999. Incident thereto, in January-February 1999 the Company issued a total of 2,342,080 (pre-split) shares of its Common Stock to certain warrant holders exercising their warrants at the reduced price of $.50 per share. Consideration received by the Company for these warrant exercises consisted of $528,202 in cash and $642,838 in gold bullion and coins.

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

F. From September 1999 through February 2000, the Company received aggregate proceeds of $1,336,640 from the sale and issuance of unsecured convertible debentures. The debentures were offered and sold to accredited investors pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. The debentures were three year unsecured loans bearing interest at the rate of 12% percent per annum, requiring quarterly interest payments beginning in June 2000. The debentures were convertible into common shares of the company a the rate of $3.00 per share (pre-split). Each investor was required to complete and execute a subscription agreement containing representations regarding accredited status and investment intent. In addition, the certificates bear a legend restricting the transfer of the debentures and the underlying shares of common stock.

G. From March 2000 through May 2000, the Company received aggregate proceeds of $255,000 from the sale and issuance of unsecured convertible debentures. The debentures were offered and sold to accredited investors pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. Each investor was required to complete and execute a subscription agreement containing representations regarding accredited status and investment intent. In addition, the certificates bear a legend restricting the transfer of the debentures and the underlying shares of common stock.

H. In May 2000, the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA.

I. During the quarter ending June 30, 2000, the Company had one option exercise for 5,000 (pre-split)shares of common stock for $6,850.

J. From July 2000 through October 2000, the Company sold a total of 902,857 Shares (pre-split) of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 (pre-split) shares at a purchase price of $0.15 per share, and 385,000 (pre-split)shares at a purchase price of $0.20 per share and 17,858 (pre-split) at a purchase price of $.28 per share, for a total amount of $148,1000, to a limited number of 19 investors (most of whom are accredited investors) in a private placement.

In December 2003, and in exchange for mutual releases to the Company, these investors were granted price concessions in the purchase of their original shares wherein all of the common share purchases were re-priced to $.02 per share and the Company is issuing an additional 1,547,142 common shares, par value $.0001. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the shares for long-term investment and to have the certificates therefore legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption there from.

K. In November 2000, the Company issued 5,000,000 shares of its Preferred Stock to Doubletree Capital Partners, Inc., a Minnesota Corporation, in a private sale at $0.0002 per share, total consideration of $1,000, and, 2,999,999(pre-split) shares of its common stock to Doubletree Capital Partners, Inc. in a private sale at $0.0097 per share, total consideration of $29,000. The preferred stock is convertible into common shares at a conversion rate of
3.5 common shares for each preferred share being converted. Furthermore, there is an anti-dilution provision clause in the preferred shares that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. The timing of the conversion is at the discretion of the holder. As a result of the reverse stock split that was declared in January, 2004, effective as of January 22, 2004, the conversion feature has changed to .025 common shares for every preferred shared being converted the dimension, however, remains the same and Doubletree Capital Partners The anti-dilution will convert into no less than a 75% ownership of the then common shares outstanding.

This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

In the year 2003, the company authorized the issuances of the following common stock shares. These issuances will occur in 2004.

L. The Company's Board of Directors has approved for issuance 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders will receive common shares at the revised price of $.70 per share (post-split) as of September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003. These shares will be issued in 2004.

M. The Company also issued 41,376 (post-split) shares of common stock at the rate of $.70 per share during the year ended December 31, 2003, as part of its troubled debt restructuring, for conversion of convertible debt and related interest accruals of $115,823 combined.

N. In addition, the Company's Board of Directors approved the issuance of 523,572 (post-split) common shares that were given as following: 166,429 (post-split) shares for payment for services rendered by the Company's Board of

Directors for the entire re-organization process and two consultants who rendered additional reorganization services to the Company and 357,143 (post-split) common shares to the Company's President as a partial payment for accrued consulting services due as of December 31, 2003.

 O. The Company had previously issued 71,270 (post-split) shares of common stock during the year ended December 31, 2002, as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible Debentures.

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

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition of Shoptropolis, which is now a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such purchases, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued

11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business was direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. in May 2000.

SAI's primary business strategy was its development of ShoptropolisTV.com, Inc., a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high-quality, moderately priced, unique consumer products.

Given, that on May 19, 2000, ISAI sold ISA, and in December, 2000, the Board of Directors agreed to discontinue the operations of Shoptropolis. , ISAI's present strategy is the restructuring of its financial affairs.

Results of Operations for the Years ended December 31, 2003 and 2002.

Sales and Gross Profit.

As a result of the discontinuance of its two business segments, no sales were recorded for the years ended December 31, 2003 and 2002 for the company.
The company is still undergoing financial reorganization.

Operating and Interest Expenses.

General and administrative expenses were $359,631 for the year ended December 31, 2003 and $75,500 for the year ended December 31, 2002. The expenses for year 2003 were principally for office occupancy, telephone changes, consulting costs, president's consulting fees and additional outside consulting costs. The company incurred $359,329 in common stock issuance costs related to shares to be issued by the company for settlement expenses. Interest expenses decreased to $68,034 in the year ended December 31, 2003 from $88,021 in the year ended December 31, 2002. The decrease is primarily the result of the conversion of convertible debentures in the year ended December 31, 2003.

At this time the Company has no anticipation as to its operating expenses in future periods as it continues its re-organization efforts. No current expenses are being incurred except interest, minimal office, telephone and legal and professional expenses relating to the re-organization efforts and ultimate disposition of the Company or the obtaining of a new business enterprise.

Gains and Losses.

Net income (loss) for the years ended December 31, 2003 and 2002 were $(700,105) and $256,348, respectively. The loss in 2003 is due principally due to charges to the income statement for stock issuances for services rendered for consulting services, stock issued to the directors of the Company for their services as directors for the last three years and stock issuances for settlement expenses incurred in the re-organization activities of the Company.

The extraordinary gains in 2003 and 2002 are solely due to the extraordinary gains from early extinguishments of debt the Company has experienced due to the extensive reorganization efforts currently going on during these years. If the reorganization efforts were not currently ongoing, the Company would be incurring substantial losses due to its lack of operations. There can be no assurance that the Company will ever again have profitable operations.

Liquidity and Capital Resources
ISAI has obtained its capitalization primarily through the sale of its equity securities to a limited group of private investors known to management of ISAI. From the inception of ISAI in 1997 through December 31, 1997, ISAI raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISAI raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISAI and converted to cash. From September 1999 through February 2000, the Company raised $1,336,640 through the sale of unsecured convertible debentures.

From March 2000 through May 2000, the Company raised $255,000 from the sale unsecured convertible debentures. In May 2000 the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA. During the quarter ending June 30, 2000, the Company had one option exercise for 5,000 (pre-split) common shares for $6,850.

From July 2000 through October 2000, the Company sold a total of 902,857 (pre-split) shares of its Common Stock: 200,000 (pre-split) shares at a purchase price of $0.10 per share, 299,999 (pre-split) shares at a purchase price of $0.15 per share, and 385,000 (pre-split) shares at a purchase price of $0.20 per share, and 17,858 (pre-split)shares at a purchase price of $4,100 for a total amount of $146,100.

In November 2000, the Company, with the approval of its board of directors, sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 (pre-split) shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000.

In the years ended December 31, 2003 and 2002, the Company raised $41,002 and $78,756, respectively from convertible demand notes payable from a related investor. The demand loans are convertible into common shares of the company at the rate of $2.80 per share, bearing interest at the rate of 12% per annum and are collateralized by all assets of the company.

As of December 31, 2003, the Company had current assets of $5,055 consisting of cash only. At the same time, the Company had $1,573,817 in current liabilities consisting of $105,776 in accounts payable,$754,792 in common stock payable, $44,000 in accounts payable disposed business, $2,000 in accrued liabilities, subordinated debentures payable in default totaling $150,000 in principal, convertible notes payable of $346,312 and related interest accruals of $170,937. Accordingly, the Company had a working capital deficit of $1,568,762 at December 31, 2003.

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

The Company is not currently seeking any additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the years ended December 31, 2003 and 2002 include explanatory paragraphs concerning the Company's ability to continue as a going concern.

On January 12, 2004, by written action of the holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved a 1 for 140 reverse stock split, effective January 22, 2004, for the purpose of raising the trading price range of the Company's common stock on the NASDAQ OTCBB. At the same meeting the shareholders also approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2003 and 2002. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Other Going Concern matters

One remaining officer Bernard L. Brodkorb is currently managing the Company. In addition, the Company has suspended its development activities pending the resolution of its financial matters.

The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $73,545 in related interest as of December 31, 2003. No interest payments were ever made by the Company on the debentures. These debentures were classified as current liabilities as of the end of the 2nd quarter of 2000. The Company converted $940,000 of principal and 1031 accrued interest in the amount of $169,435 into 15,794,917 (pre-split) common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002 $386,640 in principal and $112,247 in related interest into 9,977,750 shares of common stock at the rate of $.05 per share.

During the year ended December 31, 2003, $65,000 in debentures payable were converted into common shares (pre-split) at $.02 plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 was also converted into common shares (pre-split) at the rate of $.02 per share. Accordingly, 5,792,600 (pre-split) common shares were issued to these debenture holders at the rate of $.02 per share for interest and principal due thereon. The Company is presently attempting to convert the remaining debenture holders to common shares at for principal and accrued interest as of December 31, 2003

Item 7.  FINANCIAL STATEMENTS

The following financial statements of ISA Internationale Inc. and Independent Auditor's Reports thereon are included herein:


                   TABLE OF CONTENTS                               Page

Independent Auditor's Report ----------------------------------------20

Balance Sheets as of December 31, 2003 and 2002----------------------21

Statements of Operations for the years ended
 December 31, 2003 and 2002------------------------------------------22

Statements of Stockholders' (Deficit) for the years ended December 31, 2003 and 2002.-----------------------------23

Statements of Cash Flows for the
 years ended December 31, 2003 and 2002------------------------------24

Notes to Financial Statement-----------------------------------------25

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ISA Internationale, Inc.
St. Paul, MN

I have audited the accompanying balance sheets of ISA Internationale, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. as of December 31, 2003 and 2002 and the results of it's operations and it's cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


George Brenner, C.P.A.
Los Angeles, CA
May 6, 2004

<caption>                     ISA INTERNATIONALE INC.
                                   BALANCE SHEETS
              ASSETS                            Dec 31, 2003     Dec 31, 2002
Current assets:                                 ------------     ------------
 Cash                                              $  5,055         $  1,542
                                                ------------     ------------
   Total Current Assets                               5,055            1,542
                                                ------------     ------------
   Total Assets                                    $  5,055         $  1,542
                                                ============     ============
  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Common stock payable                              $754,792                0
 Convertible debentures payable                     150,000         $265,000
 Convertible demand notes payable-related parties   346,312          305,310
 Accrued interest                                   170,937          153,754
 Accounts payable - trade                             5,776           20,135
 Accounts payable - related party                   100,000          130,000
 Accounts payable - disposed business                44,000           44,000
 Accrued liabilities                                  2,000            2,000
                                                ------------     ------------
  Total current liabilities                       1,573,817          920,199
                                                ------------     ------------
Long-Term liabilities:
Convertible debenture payable                        50,000                0
                                                ------------     ------------
  Total Liabilities                               1,623,817          920,199
                                                ------------     ------------
Commitments and Contingencies

Stockholders' deficit

 Preferred convertible stock,
  par value $.0001; 30,000,000
  shares authorized, 5,000,000
  shares issued and outstanding                         500              500

 Common stock, par value $.0001; 300,000,000
  shares authorized; 372,880 (post-split)
  shares issued at December 31, 2003 and
  2002                                                   37               37

 Additional paid-in capital                       4,986,437        4,986,437

 Accumulated deficit                             (6,605,736)      (5,905,631)
                                                 ------------      -----------
  Total Stockholders' deficit                    (1,618,762)        (918,657)
                                                ------------      -----------
  Total Liabilities and Stockholders' deficit     $   5,055        $   1,542
                                                ============      ===========

 See notes to financial statements

<caption>              ISA INTERNATIONALE INC.
                      STATEMENTS OF OPERATIONS
                                           YEAR ENDED DECEMBER 31,
                                              2003           2002
                                           ---------      ---------
General & administrative                  $ 359,631       $ 75,500
Settlement expense                          359,329           --
                                           ---------      ---------
     Operating loss                        (718,960)       (75,500)

Other income (expense):
     Interest expense                       (68,034)       (88,021)
     Other income                              --           70,649
                                           ---------      ---------
Net(loss)from
 Operations                                (786,994)       (92,872)

                                           ---------      ---------
Income(Loss)before
extraordinary items                        (786,994)       (92,872)

Extraordinary item, gain on
extinguishment of debt                       86,889        349,220
                                           ---------      ---------

Net income (loss)                        $ (700,105)    $  256,348
                                           =========      =========
Basic earnings (loss) per share:
    (Loss) from operations                $   (1.75)    $    (0.28)
                                               --              --
     Extraordinary gain                        0.19           1.04
                                           ---------      ---------
Total Net earnings (loss) per share       $   (1.56)     $    0.76
                                           =========      =========
Average shares of common stock
outstanding:
(re-stated for reverse stock split)
Basic and Diluted                           449,689        337,245
                                           =========      =========

Dividends per share of common
stock                                        none            none
                                           =========      =========
See notes to financial statements.

<caption>                                             ISA INTERNATIONALE INC.
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               YEARS ENDED DECEMBER 31, 2003 AND 2002
<c>                                                            Common     Stock     Additional
                                        Preferred     Stock   Number of    Par       Paid-in
                                         Number of     Par     shares     Value      Capital      Accumulated
                                          Shares      Value  (Restated) (Restated)  (Restated)      Deficit         Total
                                     _______________________________________________________________________________________
Balance, December 31, 2001               5,000,000   $ 500     301,610    $ 30      $4,837,769   $(6,161,979)   $(1,323,680)

Issuance of common stock for convertible
debentures converted at $2.10 per share                         71,270       7         148,668                      148,675

Net Income (loss) for period                                      0          0            0          256,348        256,348
                                     ______________________________________________________________________________________
Balance, December 31, 2002               5,000,000     500     372,880      37       4,986,437    (5,905,631)      (918,657)

Net income (loss) for period                                                 0            0         (700,105)      (700,105)
                                    ________________________________________________________________________________________
Balance, December 31, 2003               5,000,000   $ 500     372,880    $ 37      $4,986,437   $(6,605,736)   $(1,618,762)
                                    ========================================================================================
See notes to financial statements

                           ISA INTERNATIONALE INC.
                           STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                                   YEARS ENDED DECEMBER 31,
                                                       2003           2002
                                                   ----------      ----------
Net (loss) income                                $  (700,105)    $   256,348
Less: Extra-ordinary Item                             86,889         349,020
                                                   ----------      ----------
(Loss) cash flow from operating
  activity from operations                          (786,994)        (92,872)

Adjustments to reconcile net (loss) from operations to cash flow used in operating activities:

Common stock payable - services                      631,706            --
Accounts payable & accrued expenses                  (14,359)        (26,533)
Accrued expenses, related party                       70,000          45,000
Accrued interest payable                              62,157          88,021
Accrued liabilities of disposed business                --           (50,000)
Negotiated settlement-disposed business                 --           (41,702)
                                                   ----------      ----------
Cash provided by (used) from continuing operations   (37,490)        (78,086)
                                                   ----------      ----------
Cash provided by (used for) all operations           (37,490)        (78,086)

Cash flow from investment activities                     --              --

Cash flow from finance activities:                      --              --
Proceeds from issuance of convertible demand notes    41,002          78,756
                                                   ----------      ----------
Cash provided by (used for) financing activities      41,002          78,756
                                                   ----------      ----------

Increase (decrease) in cash and cash equivalents       3,513             670
Cash and cash equivalents, beginning of year           1,542             872
                                                   ----------      ----------

  Cash and cash equivalents, end of year            $  5,055        $  1,542
                                                   ==========      ==========

See notes to financial statements

                         ISA INTERNATIONALE INC.
                       NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2003 AND 2002

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company) was incorporated on June 2, 1989, under the laws of the state of Delaware under a former name and became a reporting publicly-held corporation on November 15, 1999. On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation, was merged with the Company (ISA), a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. The Company is currently reorganizing its financial affairs.

1.b) PRESENTATION

On January 12, 2004, the Company's Board of Directors called for a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004 (see subsequent events note 9.)The accompanying financial statements and notes reflect all transactions on a post-split basis.

During the year 2003 the company executed certain stock based transactions.
As of December 31, 2003 these transactions had not been processed through its transfer agent. Consequently, these transactions are recorded as "common stock payable".

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

1.d) DEBT ISSUANCE COSTS

Original issuance discounts and beneficial conversion features associated with debt issuances are recorded as an adjustment to interest expense over the term of the debt or vesting period of the conversion feature, using the effective interest method. There were no original issuance discount or beneficial conversion features in 2003 and 2002

1.e) REVENUE RECOGNITION

There were no revenues in 2003 and 2002

1.f) ADVERTISING COSTS

No advertising expenses were incurred for 2003 and 2002.

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2003 and 2002, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b.

1.h) INCOME TAXES

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

1.i) STOCK-BASED COMPENSATION

Shares of the Company's common stock were issued for consulting services, settlement expenses and reduction in accounts payable-related party. These issuances are valued at the fair market value of the services provided and then the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

1.j) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

1.k) NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation- -Transition and Disclosures, (SFAS No. 148") was issued. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. SFAS no 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's result of operation, financial position or cash flow.

In May 2003, the FASB issued Statement No. 150," Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability.

In November 2003, the FASB deferred application of certain provisions of Statement 150 though FASB Staff Position (FSP) 150-3 which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP 150-3. As a result of FSB FSP 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No.46,"Consolidation of Variable Interest Entities (FIN 46)," and in December 2003, issued a revision to FIN 46. FIN 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires "variable interest entities" as defined to be consolidated by a company if that Company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity, primary beneficiary.
The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.

The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,605,736 at December 31, 2003. Losses from operations were $786,994 and $92,872 for the years ended December 31, 2003 and 2002, respectively were offset by extraordinary-item-gains in extinguishment of $86,889 and $349,220 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and shut down its ShoptropolisTV.com, Inc. subsidiary.

The Company does not have an operating business at December 31, 2003. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying consolidated financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                          2003             2002
                                       ---------        ---------
 Computed "expected" tax benefit          34.0%           34.0%
 State income tax, net of federal
 benefit                                   3.8%            3.8%
 Change in valuation allowance           (37.8%)         (37.8%)
                                       ---------        ---------
                                           --%              --%
                                       =========        =========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2003 is presented below:

                                          2003             2002
                                       ---------        ---------
Deferred tax assets:
Net operating loss carry forward      $1,968,000       $1,703,000
Start up costs                             6,000            6,000
Other                                      8,000            8,000
                                       ---------        ---------
Total gross deferred tax assets        1,982,000        1,717,000
Valuation allowance                   (1,982,000)      (1,717,000)
                                       ---------        ---------
Net deferred tax assets               $       --        $      --
                                       =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2003 and 2002.

As of December 31, 2003, the Company has reported net operating loss carry-forwards of approximately $5,206,000. The federal net operating loss carry-forwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

(4.) CONTINGENCIES AND COMMITMENTS

The Company will issue common stock shares if necessary to settle any possible future contingent liabilities, as they may accrue due to complexities of the company's reorganization.

(5.) STOCK ISSUANCE

a) PREFERRED STOCK

The preferred stock may be issued from time to time in one or more series. Each series is to be distinctly designated. All shares of any series of the preferred stock shall be alike in all rights, except for different dates. Each series will identify the rights to preference in liquidations, voting rights, dividend and other powers, qualifications, or restrictions.

During 2000, the Company issued 5,000,000 shares of preferred stock with voting rights equivalent to the number of shares of common stock the shareholder would be entitled to under the conversion feature of the stock.
The conversion feature allows the shareholder to convert to 125,000 (post-split) common shares (after giving effect to the reverse stock split that was effective on January 22, 2004) or 75% ownership of the common stock to be outstanding, based upon an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued and common stock payable as of December 31, 2003 common shares contingently issuable to the financial company for its convertible loans and assured interest payable and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 4,716,978 additional common shares. The timing of the conversion is at the discretion of the holder.

On January 12, 2004, by written action of the stock holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.
The principal purpose of the authorizing of a preferred share increase was to enable the Company to have additional means to facilitate new capital attraction at the time of the completion of the reorganization process, which present management intends to complete in 2004.

b) COMMON STOCK

Common stock issued and outstanding did not change from the shares issued and outstanding at December 31, 2002. The outstanding shares were adjusted for the 1 for 140 reverse stock split, effective by the Company on January 22, 2004

COMMON STOCK PAYABLE:

During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,276 (post-split) shares of common stock for the following services and debt restructuring costs.

The Company's Board of Directors approved 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders received common shares at the revised price of $.70 per share (post-split) as of September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003.

The Company also issued 41,376 (post-split) shares of common stock at the rate of $.70 per share during the year ended December 31, 2003, as part of its troubled debt restructuring for conversion of convertible debt and related interest accruals of $115,823, combined.

In addition, the Company's Board of Directors approved the issuance of 523,572 (post-split) common shares that will be given as follows: 166,429 (post-split) shares for payment for services rendered by the Company's Board of Directors for the entire re-organization process and two consultants who rendered additional reorganization services to the Company; 357,143 (post-split) common shares to the Company's President as a partial payment for accrued consulting services due as of December 31, 2003

The Company had previously issued 71,270 (post-split) shares of common stock during the year ended December 31, 2002, as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible Debentures.

c) WARRANTS

Between October 1997 and April 2000, the Company issued warrants, exercisable over 5 years, to purchase 3,732,990 (pre-split) shares of common stock at $1.00 per share. The Board of Directors of the Company has not yet made changes to the shares available for warrant exercise and their respective exercise price as of December 31, 2003 due to the reverse stock split of 1 for 140 that occurred in January, 2004. The board of directors will review the warrants outstanding as of December 31, 2003 and make revisions due to the reverse stock split that occurred in January, 2004.

The Company applies APB Opinion No. 25 in accounting for the compensation costs of employee stock options in the financial statements. No warrants were issued to employees in 2003 and 2002. Therefore, pro forma net loss is the same as reported net loss. The following table contains information about stock warrants as of December 31, 2003; adjusted for the reverse stock split of 1 for 140 that occurred on January, 2004.

       Stock Warrants                          Shares     Warrant Price
                                            (post-split)   (post-split)
----------------------------------------- ----------------- -----------
Outstanding at December 31, 1999                 25,843     $140.00
----------------------------------------- ------------------ ------
Granted                                             822     $140.00
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2000                 26,665     $140.00
----------------------------------------- ------------------ ------
Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2001                 26,665     $140.00
----------------------------------------- ------------------ ------

----------------------------------------- ------------- -----------
Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2002                 26,665     $140.00
----------------------------------------- ------------------ ------

----------------------------------------- ------------- -----------
Granted                                              0         0
----------------------------------------- ------------------ ------
Exercised                                            0         0
----------------------------------------- ------------------ ------
Expired or cancelled                                 0         0
----------------------------------------- ------------------ ------
Outstanding at December 31, 2003                 26,665     $140.00
----------------------------------------- ------------------ ------

Warrants exercisable at:
----------------------------------------- ------------------ ------
December 31, 2000                                26,665     $140.00
----------------------------------------- ------------------ ------
December 31, 2001                                26,665     $140.00
----------------------------------------- -------------------------
December 31, 2002                                26,665     $140.00
----------------------------------------- -------------------------
December 31, 2003                                26,665     $140.00

d) STOCK OPTIONS

As of December 31, 2003, the following is a summary of the stock options outstanding on that date. The Board of Directors of the Company has not yet made changes to the options available for exercise and their respective exercise price as of December 31, 2003 due to the reverse stock split of 1 for 140 that occurred in January, 2004. The board of directors will review the warrants outstanding as of December 31, 2003 and make revisions due to the reverse stock split that occurred in January, 2004

The following table contains information about the Company's stock option activity and status of options outstanding; adjusted for the reverse stock split of 1 for 140 that occurred in January, 2004.

                                          Weighted Average
                                              Number of     Exercise
Stock Options                                  Shares        Price
                                            (post-split)  (post-split)
                                             ---------      --------
Outstanding at December 31, 1999                    -          $.00
Granted                                         23,739       123.00
Exercised                                           36       192.00
Expired or cancelled                                -            -
                                             ---------      --------
Outstanding at December 31, 2000                23,739       123.00

Granted                                             -            -
Exercised                                           -            -
Expired or cancelled                                -            -
                                             ---------      --------
Outstanding at December 31, 2001                23,739       123.00

Granted                                             -            -
Exercised                                           -            -
Expired or cancelled                                -            -
                                             ---------      --------
Outstanding at December 31, 2002                23,739       123.00

Granted                                             -            -
Exercised                                           -            -
Expired or cancelled                                -            -
                                             ---------      --------
Outstanding at December 31, 2003                23,739       123.00

*As a result of the reverse stock split by the Company on January 22, 2004, outstanding options are reduced to 23,739 options for Common stock at December 31, 2003.

The weighted average estimated fair value of stock options granted during 2003 and 2002 was $0 and $0 per share respectively.

e) EXTRAORDINARY ITEM

The extraordinary item results from convertible debentures conversion of $65,000 plus related accrued interest payable of $50,852. The company will issue 41,376 common shares converted or paid at $2.80 per share while the market value was $.70 per share, a gain of $ 2.10 per share, for an extraordinary gain of $86,889.

(6.) CONVERTIBLE DEBT

a) CONVERTIBLE DEBENTURES

The Company issued convertible debentures in a private placement between November 1999 and May 2000. These debentures were convertible at the option Of the holder into common stock at $1.50 per share and bear interest, which is payable quarterly beginning June 30, 2000 at 12%. The debentures had a term of three years and mature between November 2002 and May 2003. The issuance of these debentures included a beneficial conversion feature with intrinsic value resulting from the market price for common stock being greater than the option price. The beneficial conversion feature amounted to $422,920, which was greater than the proceeds of the related debentures by $25,000. The amount of the beneficial conversion feature not exceeding the proceeds from the debentures is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the debentures. Accordingly, interest expense for the year ended December 31, 2000 included $397,920 related to the beneficial conversion feature.

As of December 31, 2003 and 2002, the Company was in default on the payment of quarterly interest on these debentures amounting to $73,545 and $99,747, respectively. Accordingly, the Company is in default of the terms of the debenture and the one remaining convertible debenture has been classified as a current liability.

During the year, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006. The interest rate was also lowered to 6% par annum and is payable at the due date of the debenture. The debenture is also convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder.

b) CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable during the years ended December 31, 2003 and 2002, to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $2.80 per share. The issuance of these notes included a beneficial conversion feature with intrinsic value resulting from the market value for common stock being greater than the option price. The beneficial conversion feature amounted to $0 in 2003 and $0 in 2002. The beneficial conversion feature was greater than the proceeds of the related notes payable for the years ended December 31, 2003 and 2002, respectively. The amount of the beneficial conversion feature not exceeding the proceeds from the notes payable is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the notes. Accordingly, interest expense included $0 and $0 related to the beneficial conversion feature for the years ended December 31, 2003 and 2002, respectively. Interest expense on these notes amounted to $38,956 and 32,893 during the years ended December 31, 2003 and 2002 respectively. Accrued interest on these notes was $92,963 and $54,007 at December 31, 2003 and 2002 respectively.

(7.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 6 b.

The Company incurred expenditures with its president who is also a stockholder for consulting services amounting to $75,000 and $45,000 in the years ended December 31, 2003 and 2002 respectively. In December, 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. The remaining accrued consulting services of $100,000 remain as unpaid accrued expenses at December 31, 2003. As a director, the president received an additional 35,715 common shares issued to him during the year ended December 31, 2003 for his services as a director of the company.

(8.) SUPPLEMENTAL CASH FLOW INFORMATION
                                                          2003         2002
                                                        --------    --------
Non-cash investing in financial transactions:

Convertible debenture and accrued interest expense
liquidated upon settlement with creditors              $ 451,354    $498,887

Issuance of common stock for settlement
with creditors                                           100,000        --
                                                       ---------   ---------

                                                        $550,354    $498,887
                                                       =========   =========

(9.) SUBSEQUENT EVENTS

On January 12, 2004, effective January 22, 2004, by written action of the stock holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000. The principal purpose of the authorizing of a preferred share increase was to enable the Company to have additional means to facilitate new capital attraction at the time of the completion of the reorganization process, which present management intends to complete in 2004.

Effective January 22, 2004, the board of Directors' declared a reverse stock split of 1 for 140 shares of the Company's common Stock.

PART III

Item 8  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure

The Company changed accountants during 2002 and again in 2003 as reported on Form 8-K. On April 9, 2003 the Company announced the engagement of
George Brenner, Certified Public Accountant, Los Angeles, CA, as their principal certifying accountant. The decision to accept the engagement of George Brenner, C.P.A. was approved by the Audit Committee of the Board of Directors on April 4, 2003. George Brenner, C.P.A. performed the annual audit and review of ISA Internationale, Inc. financial statements year ending December 31, 2002 and for the quarterly periods and year ending in 2003.

On April 10, 2003 the Company filed Form 8-K/A amending its' filing of
April 9, 2003 to include as an exhibit a letter to the SEC from their former accountants informing the SEC of their dismissal as principal accountants. The letter further states their agreement with the company's disclosure statements in our Form 8-K filing on April 9, 2003 under item 4. Further, the Company's amended filing clarified the dismissal date of their former accountants, Beckstead and Watts, LLP effective April 9, 2003.

There were no disagreements with the accountants on matters of accounting and financial disclosure in 2003. In connection with the audit of the fiscal year ended December 31, 2003, and the subsequent interim period through May 12, 2004 there were no disagreements with the Company's principal accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company believes that during the most recent calendar year and through May 12, 2004, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(V)).

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to rule 13a-15 under the Securities Exchange act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligation under the Exchange Act.

Changes in Disclosure Controls and Procedures

There were no significant changes in the Registrant's disclosure
Controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of March 30, 2004, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2002 through December 31, 2003, their ages, the year first elected as an executive officer and/or director of the Company, and employment for select persons for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
          Chief Financial Officer, and Director
          Chairman of the Board of Directors [1]      63  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000.

Roger G. Garmann        Outside Director              65  August 2000

Donald G. Kampmann      Outside Director              49  January 2001

James S. Dixon          Outside Director              55  January 2001

Directors:

BERNARD L. BRODKORB (October 1997 to July 2000; January 2000 to present) was the Treasurer, Chief Financial Officer and a director of the Company since its inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief
Financial Officer and Director July 2000;was elected to the board of directors January 2001, elected by the board of directors as interim President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ROGER G. GARMANN (August 2000 to present) is an outside director of the Company from August 2000 to present. Mr. Garmann has a law enforcement background and worked for ISAI's wholly owned subsidiary International Strategic Assets, Inc during the last five years as a salesman.

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Kampmann is President of Freeland Financial Services and Minneapolis Financial Center, a Minnesota mortgage placement and service center for mortgage loans for over the last five years.

JAMES S. DIXON (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Dixon has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Dixon has been Vice President & Secretary of West America Securities, Inc. of Scottsdale, Arizona during the last five years.

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

In 2001, Bernard Brodkorb and Doubletree Capital Partners, Inc. failed to file initial statements of beneficial ownership due to the uncertain amount of shares that will be due Doubletree Capital Partners, Inc. as a result of the reorganization efforts of the company. In 2002, Bernard Brodkorb, Charles Newman and Doubletree Capital Partners, Inc. filed Statements of Beneficial Ownership on Form 3. There have not been updated beneficial ownership statements filed on behalf of Bernard Brodkorb and Doubletree Capital Partners, Inc., as a result of the reverse stock split that occurred in January 2004 through the date of this10-KSB report or any additional common share that they may be entitled to as a result of additional financing rendered to the Company during the year 2003. The required forms will be filed in 2004.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing all of our efforts on the re-organization of the company. We expect to adopt a code by the end of the current year, December 31, 2004.

Item 10.  EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2002 and 2003 there was no cash compensation paid to executive officers.

The following table sets forth information the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.


                                                   SUMMARY COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                       LONG TERM COMPENSATION

                                                                             AWARDS                   PAYOUTS
                                                     OTHER         RESTRICTED     SECURITIES
NAME AND                                             ANNUAL          STOCK        UNDERLYING      LTIP      ALL OTHER
PRINCIPAL     FISCAL                                COMPENSA         AWARD         OPTIONS       PAYOUTS    COMPENSA
POSITION      YEAR      SALARY ($)     BONUS ($)     TION ($)         ($)           SARS ($)       ($)       TION($)
--------------------------------------------------------------------------------------------------------------------------

Bernard L.     2003   $75,000(1)(2)      -0-           -0-            -0-            -0-           -0-       $25,000(3)
Brodkorb       2002   $45,000(1)(2)      -0-           -0-            -0-            -0-           -0-         -0-
President
--------------------------------------------------------------------------------------------------------------------------

All Other      2003       -0-            -0-           -0-            -0-            -0-           -0-       $75,000(4)
Directors      2002       -0-            -0-           -0-            -0-            -0-           -0-         -0-
--------------------------------------------------------------------------------------------------------------------------

(1) This compensation was recorded on the books of the company as compensation -non cash- consulting.

(2) During the year ended December 31, 2003, 357,143 shares of stock were issued to the president as partial payment of this compensation

(3) This compensation was received on the books of the company as directors fees -non cash- and was paid with the issuance of 35,715 shares of common stock valued at $.70 per share. This director fee payment is for the years 2000, 2001,
    2002 and 2003.

(4) This compensation was recorded on the books of the company as directors fees -non cash- and was paid with the issuance of 107,142 shares of common stock valued at $.70 per share. These directors fees are for the years 2000, 2001, 2002 and 2003.




Director Compensation

Directors did receive 142,850 compensational shares as compensation for their services as directors for the three years ended December 31, 2003. These shares were valued at $.70 per common share to be issued, ($100,000) for the year ended December 31, 2003. In late 1997, the three directors of the Company at the time (Mr. Durand, Mr. Brodkorb and Mr. Wolfbauer) were granted warrants to purchase a total of 13,279 (post-split) shares of common stock of the Company at an exercise price of $1.00 per share (post split adjusted) over a five-year term, with Mr. Durand receiving warrants to purchase 7,143 (post-split) common shares, Mr. Brodkorb receiving warrants to purchase 2,857 (post-split) of these shares, and Mr. Wolfbauer receiving warrants to purchase 3,279 (post-split) of these shares.

Stock Options

We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the future.

In January 2000, the Company granted non-qualified stock options to certain of its officers, employees and consultants. In total, the Company granted options to purchase an aggregate of 8,632 (post-split) shares of common stock at an exercise price of $1.17 per share (post split price adjusted) and options to purchase 465 (post-split) shares of common stock at an exercise price of $1.37 per share (post split price adjusted). On June 14, 2000, the Company corrected the error in the exercise price of 775 (post-split) of the 8,632 stock options granted in January 2000 to certain of its officers, employees and consultants. The correct price is $1.37 per share and not $1.17 per share. The 7,857 (post-split) stock options exercisable at $1.17 are fully vested on the date of grant and have a term of five years commencing on the grant date. The 1,239 (post-split) stock options exercisable at $1.37 had employment termination expiration clauses.

On July 24, 2000, the Company granted non-qualified stock options to certain of its officers, employees and consultants. In total, the Company granted options to purchase an aggregate of 14,643 (post-split) shares of common stock at an exercise price of $0.69 per share. Each of the stock options was fully vested on the date of grant and has a term of five years commencing on the grant date.

During the 2nd quarter of 2000, a total 36 (post-split) stock options granted January 2000 at an exercise price of $1.37 expired, and a total 36 (post-split) stock options granted January 2000 at an exercise price of $1.37 were exercised for $6,850. In August 2000, a total 768 (post-split) stock options granted in January 2000 at an exercise price of $1.37 expired. In September 2000 a total 293 (post-split) stock options granted January 2000 at an exercise price of $1.37 expired. In December 2000, a total 75 (post-split) stock options granted in January 2000 at an exercise price of $1.37 expired.

During 2003 and 2002, no stock options were granted or exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2003, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. The information below is presented after giving effect to the reverse stock split that occurred on January 12, 2004, effective as of January 22, 2004.

A. Security Ownership of Certain Beneficial Owners

                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)    4,891,718            77.78%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Bernard L. Brodkorb (2)                  2,850,860            45.33%
St. Paul, MN.

(1) Includes 1,482,149 (post-split) shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 121,170 (post-split) which may be acquired upon Conversion of convertible loans payable and accrued interest payable at December 31, 2003; 21,429 (post-split)common shares acquired in November, 2000 and 32,143 (post-split) common shares that are held by an affiliated company that are to be distributed to creditors of ShoptropolisTV.com, a former subsidiary company of ISAI.

(2) Includes warrants to purchase 3,215 shares exercisable at $140.00 per share; includes 50 % beneficial interest in Doubletree Capital Partners, Inc.; includes 8,929 (post-split) common shares owned since 1998 and 392,858 (post-split) common shares to be issued in 2004, which would result in total ownership shares of 2,850,860.

B. Security Ownership of Management


                                        Number of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (3)                  5,296,719            84.28%
St. Paul, MN

Roger G. Garmann (4)                             38,875              .62%
Lakeville, MN

Donald G. Kampman (5)                            35,714              .57%
Prior Lake, MN.

James S. Dixon (5)                               35,714              .57%
Scottsdale, AZ.
                                              ---------           -------
Directors and executive officers as a group   5,407,022            86.04%
 (4 persons, including those named above)
(3) Includes warrants to purchase 3,215 shares exercisable at $140.00 per share.
 (4) Includes warrants to purchase 71 shares exercisable at $140.00 per share and 35,714 common shares to be issued in 2004. (5) Includes 35,714 common shares to be issued in 2004.

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

Name of Founder                   Common Shares Issued     Common Shares
                                                          Exercisable by
                                                                 Warrant
                                      (post-split)           (post-split)
--------------------------------------------------------------------------
Gerald J. Durand                           42,857                  7,361
Bernard L. Brodkorb                        12,500                  2,857
Ronald G. Wolfbauer                         3,279                  3,278
Michael G.W. Birch                         12,500                  2,857

In January 1999, the Company redeemed a total of 11,786 (post-split) shares of its common stock from Mr. Gerald J Durand, Mr. Bernard L. Brodkorb and Mr. Michael G. W. Birch as follows:
Such shares were returned to the Company and contributed to the capital stock account of the Company for no consideration.

        Name                      Number of Shares Redeemed (post-split)
        Gerald J. Durand                          4,286
        Bernard L. Brodkorb                       3,750
        Michael G.W. Birch                        3,750

In February 1999, Barbara McLean exercised warrants to purchase 10,929 (post-split) shares of common stock of the Company for $.50 per share, or total consideration of $765,000. Ms. McLean exercised these warrants in connection with an offer by the Company to all warrant holders to reduce the exercise price from $1.00 to $.50 for a temporary period. In total, warrants to purchase 16,729 (post-split) shares of common stock were exercised for $528,202 in cash and $642,838 in gold bullion and coins.

In June 2002, Barbara McLean was issued 71,270 (post-split) shares of common stock in exchange for convertible debt of $498,887 in principal and accrued interest

In December 2003, the Company issued to the President, 392,857
(post-split) common shares as payment for consulting services rendered during the three years then ended as the Company's President and his services as a Director to the Company.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 47.

(b)  REPORTS ON FORM 8-K
On October 3, 2002, the Company filed form 8-K to confirm that the relationship with its' auditor Stirz, Bernards, Boyden, Sturdel, and Larter, P.A. had ceased

On October 15, 2002 the Company filed Form 8-KA to amend Form 8-K filed on October 3, 2002, correcting two issues.

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

On January 12, 2004 the Company filed Schedule 14C to announce a.) increasing the aggregate number of preferred shares authorized from 5,000,000 shares to 30,000,00 and b.) issue the reverse stock split of 140 shares to 1 share of Company common stock to shareholders on record effective as of January 22, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003 - $4,427 and 2002 - $6,500.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance and tax planning: $0 and $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services by Mr. Brenner, other than the services reported above: $0 and $0.

Audit Committee.

The Registrant's committee consists of one Director. The audit committee has adopted a written charter. The Registrant's Board of Directors has determined that the company does have an audit committee financial expert serving on its audit committee.

The Registrant does not have any pre-approval policies and procedures. The audit committee makes recommendation concerning the engagements of independent public accountants, review with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and review the adequacy of the Registrant's internal accounting controls.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2004

    Signature                   Title                          Date
___________________________________________________________________________

ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb President, CEO, CFO,               May 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


______________________________________
/s/ Bernard L. Brodkorb,      President, Chief Executive   May 12, 2004
By: Bernard L. Brodkorb       Officer, Chief Financial
                              Officer, and Director


______________________________________
/s/ Roger G. Garmann          Director                     May 12, 2004
By: Roger G. Garmann


______________________________________
/s/ Donald G. Kampmann        Director                     May 12, 2004
By: Donald G. Kampmann


______________________________________
/s/ James S. Dixon            Director                     May 12, 2004
By: James S. Dixon

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, Chairman of the Board             Date: May 12, 2004

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ISA Internationale, Inc.,
(the "Company") of Form 10-KSB for the period ending
December 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Date: May 12, 2004
<PADE>


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