Form 10KSB/A
period 2003-12-31
ISA INTERNATIONALE INC
filed 2004-05-14
CIK 1095133

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

On December 31, 2000, ISAI had no full-time employees. The chief executive officer position of ISAI and Shoptropolis was held by Jack Wallace

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

Limited Market For Securities
There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or the NASDAQ stock market. The Company's securities are subject to the "pennystock rules" adopted pursuant to
Section 15(g) of the Securities Exchange Act of 1934, which applies to non-NASDAQ companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.

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

J. From July 2000 through October 2000, the Company sold a total of 902,857 Shares (pre-split) of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 (pre-split)shares at a purchase price of $0.15 per share, and 385,000 (pre-split)shares at a purchase price of $0.20 per share and 17,858 (pre-split) at a purchase price of $.28 per share, for a total amount of $148,1000, to a limited number of 19 investors (most of whom are accredited investors) in a private placement.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

(8.) SUPPLEMENTAL CASH FLOW INFORMATION
                                                          2003         2002
                                                        --------    --------
Non-cash investing in financial transactions:

Convertible debenture and accrued interest expense
liquidated upon settlement with creditors              $ 451,354    $498,887

Issuance of common stock for settlement
with creditors                                           100,000        --
                                                       ---------   ---------

                                                        $551,354    $498,887
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

    Signature                   Title                          Date
___________________________________________________________________________

ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb President, CEO, CFO,               May 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


______________________________________
/s/ Bernard L. Brodkorb,      President, Chief Executive   May 14, 2004
By: Bernard L. Brodkorb       Officer, Chief Financial
                              Officer, and Director


______________________________________
/s/ Roger G. Garmann          Director                     May 14, 2004
By: Roger G. Garmann


______________________________________
/s/ Donald G. Kampmann        Director                     May 14, 2004
By: Donald G. Kampmann


______________________________________
/s/ James S. Dixon            Director                     May 14, 2004
By: James S. Dixon

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, Chairman of the Board             Date: May 14, 2004

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

Date: May 14, 2004
<PADE>


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