Form 10QSB
period 2004-03-31
ISA INTERNATIONALE INC
filed 2004-05-14
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] On May 14, 2004, there were 372,880 shares of the Registrant's common stock, par value $.0001 per share, outstanding and 5,000.000 shares of convertible preferred stock, par value $0001 per share issued and outstanding.
The preferred stock was convertible into common shares issued (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause into no less than 75% ownership of the then common shares to be issued as of December 31, 2003 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 4,716,978 additional common shares. The timing of the conversion is at the discretion of the holder.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL STATEMENTS

Item 1. Financial statements
        Balance Sheets as of March 31, 2004 and December 31, 2003        3
        Statements of Operations for the three months ended March 31,
             2004 and 2003                                               4
        Statements of Cash Flows for the three months ended March 31,
             2004 and 2003                                               5
        Notes to Condensed Financial Statements                        6-9
Item 2. Management's Discussions and Analysis of Financial Condition
             And Results of Operations                                9-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities and Use of Proceeds                       13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders             13

Item 5. Other Information                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              13

Certifications                                                       14-15

                        ISA INTERNATIONALE INC.
                           BALANCE SHEETS
                                                 March 31,     December 31,
                                                   2004           2003
                                               (UNAUDITED)      (AUDITED)
                     ASSETS                     ---------    ------------
Current assets:
   Cash and cash equivalents                   $      721     $    5,055

                                               ----------      ----------
Total Assets                                   $      721     $    5,055
                                               ==========      ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Common stock payable                        $  754,792     $   754,792
   Convertible debentures payable              $  150,000     $   150,000
   Convertible notes payable                      353,861         346,312
   Accrued interest                               186,646         170,937
   Accounts payable - trade                        12,196           5,776
   Accounts payable - related party               120,000         100,000
   Accounts payable - disposed business            44,000          44,000
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
          Total current liabilities             1,623,495       1,573,817
                                               ----------      ----------
Long-term liabilities:
Convertible debenture payable                      50,000          50,000
                                               ----------      ----------
                                                1,673,495       1,623,817
Commitments and Contingencies (note 6)

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at March 31, 2004 and December 31, 2003          500             500

   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     372,880 shares issued and outstanding
     at March 31, 2004 and
     December 31, 2003, respectively                   37              37

   Additional paid-in capital                   4,986,437       4,986,437
   Accumulated deficit                         (6,659,747)     (6,605,736)
                                               ----------      ----------
          Total Stockholders' Deficit          (1,672,773)     (1,618,762)
                                               ----------      ----------
Total Liabilities and Stockholders' Deficit    $      721      $    5,055
                                               ==========      ==========

See accompanying notes to financial statements.


                           ISA INTERNATIONALE INC.
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                            Three Months Ended March 31,
                                           -----------------------------
                                               2004               2003
                                           -----------------------------
Operating expenses
     General & administrative             $    38,302       $    31,499
                                           -----------------------------
          Operating loss                      (38,302)          (31,499)

Other income (expense):
     Interest expense                         (15,709)          (16,982)
                                           -----------------------------
Net loss from continuing operations           (54,011)          (48,481)

Extraordinary item - gain on early
     extinguishment of debt                       --             --
                                           -----------------------------
Net Income (Loss)                           $ (54,011)       $  (48,481)
                                           =============================
Basic earnings (loss) per share:
     Continuing operations                $    (0.12)       $    (0.13)
                                           -----------------------------
     Total Net (Loss) per share                (0.12)            (0.13)
                                           =============================
Average shares of common stock outstanding:
     Basic and diluted (post-split)           449,689           372,880
                                           =============================
Dividends per share of common stock             none              none
                                           =============================

   See accompanying notes to financial statements.



                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                                 Three Months Ended March 31,
                                                -----------------------------
                                                       2004            2003
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from continuing operations                 $  (54,011)         (48,481)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
    from operating activities:
    Accounts payable                                  13,968           23,354
    Accrued interest                                  15,709           16,982
    Accrued liabilities                               20,000             --
                                                -----------------------------
  Cash used by continuing operations                  (4,333)          (8,145)
                                                -----------------------------
  Cash used by operating activities                   (4,333)          (8,145)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt             --             7,260
                                                -----------------------------
  Net (decrease) in cash and cash equivalents         (4,333)            (885)
  Cash and cash equivalents at beginning
   of period                                           5,055            1,542
                                                -----------------------------
Cash and cash equivalents at end of period         $     721         $    657
                                                =============================
  Non-cash investing and financing transactions:
       Issuance of common stock for settlement
           With accounts payable creditors                             28,947
                                                -----------------------------
                                                   $     --          $ 28,947
                                                =============================
See accompanying notes to financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

In the Company's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These statements are condensed and, therefore, do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

On January 12, 2004, the Company's Board of Directors called for a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004. The accompanying financial statements and notes reflect all transactions on a post-split basis.

During the year 2003 the company executed certain stock based transactions. As of March 31, 2004 and December 31, 2003, these transactions had not been processed through its transfer agent. Consequently, these transactions are recorded as "common stock payable".

(2) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(2.a) NATURE OF BUSINESS

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

(2.b) USE OF ESTIMATES

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

(3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $6,659,747 at March 31, 2004. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $77,983 in related interest as of March 31, 2003. No interest payments were ever made by the Company on the debentures. These debentures were classified as current liabilities as of the end of the 2nd quarter of 2000. The Company converted $940,000 of principal and 1031 accrued interest in the amount of $169,435 into 15,794,917 (pre-split) common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002 $386,640 in principal and $112,247 in related interest into 9,977,750 shares of common stock at the rate of $.05 per share

During the year ended December 31, 2003, $65,000 in debentures payable were converted into common shares (pre-split) at $.02 plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 was also converted into common shares (pre-split) at the rate of $.02 per share. Accordingly, 5,792,600 (pre-split) common shares were issued to these debenture holders at the rate of $.02 per share for interest and principal due thereon. The Company is presently attempting to convert the remaining debenture holder to common shares at for principal and accrued interest as of December 31, 2003. During the year ended December 31, 2003 The Company authorized 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price for debenture principal and interest due and debenture investments at the issued price of $.70 per share post split (see note 4) common stock payable.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

(4) COMMON STOCK PAYABLE:

During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,276 (post-split) shares of common stock for the following services and debt restructuring costs. These new shares will be issued after May 15, 2004.

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

In addition, the Company's Board of Directors approved the issuance of 523,572 (post-split) common shares that will be given as follows: 166,429 (post-split) shares for payment for services rendered by the Company's Board of Directors for the entire re-organization process and two consultants who rendered additional reorganization services to the Company; 357,143 (post-split) common shares to the Company's President as a partial payment for accrued consulting services due as of December 31, 2003

(5) CONVERTIBLE NOTES PAYABLE

During the three months ending March 31, 2004 the Company issued an additional $9,145 of convertible debt to an entity controlled by two of the Company's shareholders. The convertible note holder continues to hold a secured collateral interest in any assets the Company owns as of March 31, 2004 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

(6) CONTINGENT LIABILITIES

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt less payments not yet credited has been recorded on the Company books as of therefore, the effect on the Company's financial statements is not material.

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

(7) RELATED PARTY TRANSACTIONS

The Company incurred expenditures with its president, who is also a stockholder, for consulting services amounting to $75,000 in the year ended December 31, 2003 and $20,000 for the three month period ended March 31, 2004. These amounts have not been paid but are recorded as accounts payable related party.

The Company has accrued interest payable also due to the entity controlled by the President and another shareholder who are currently directing all reorganization efforts. Interest at the rate of 12% per annum is due on all loans made by the entity to the Company. As of March 31, 2004 and December 31, 2003, $103,437 and $92,963 were due respectively for accrued interest on loans from the related party. Total principal on loans from the related party amount to $353,861 and $346,312 on March 31, 2004 and December 31, 2003, respectively. All of these loans have been used to pay operating expenses and debt liability settlements deemed necessary by the President of the Company and the related entity who are contributing all of the reorganization efforts and resources. No cash payments for compensation to the directing officers have been made since the reorganization efforts commenced in November 2000.

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

Results of Operations for the Three months ended March 31, 2004 and 2003.

Sales and Gross Profit.
No sales were recorded for the three months ended March 31, 2004 and 2003 as operations have been suspended.

Operating Expenses.
The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $38,302 for the three months ended March 31, 2004 and $31,499 for the three months ended March 31, 2003. The expenses were principally for audit, consulting, office and stock transfer fees costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts. No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

In the years end December 31, 2003 and 2002 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the three months ended March 31, 2004, the Company received $9,145 in loans secured by convertible notes payable in connection with the continuing re-organization efforts. Convertible Notes Payable outstanding at March 31, 2004 total $353,861. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of March 31, 2004. Any assets the Company may acquire in the future are also secured and pledged as collateral until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of March 31, 2004, the Company had current assets of $721 in cash and $1,623,495 in current liabilities consisting of $176,196 in accounts payable, $754,792 in common stock payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $150,000, convertible notes payable of $353,861 and related interest accruals of $186,646. Accordingly, the Company had a working capital deficit position of $1,672,773.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete re-organization of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement in November 2000. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy-filing petition either voluntary or involuntary by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the years ended December 31, 2003 and 2002, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit
The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2004. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation
The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Other Going Concern matters
One (1) remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters.
The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. The debentures in default totaled $150,000 in principal and $77,983 in accrued interest. No interest payments were ever made by the Company on the debentures. As such, these debentures have been classified as current liabilities as of March 31, 2004. The Company converted $940,000 of principal and $169,435 in accrued interest into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. During the year ended December 31, 2002 the Company converted $386,640 in principal plus $112,247 in accrued interest into 9,977,750 shares of common stock at the rate of $.05 per share. The Company is attempting to convert the remaining debenture holder's debt to common shares at $.70 per share (post-split) for the total of principal and accrued interest owed up to the conversion date. At March 31, 2004, $227,983 of convertible debentures and related accrued interest in default remained on the Company's balance sheet.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending March 31, 2004, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2004, there were no changes in securities.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2004, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The default consists of convertible debt principal amounting to $150,000 and accrued interest thereon of $77,983 as of March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:
There was no 8-K forms filed for the three months ended March 31, 2004 through May 14, 2004.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, CEO, CFO, And Chairman of the Board

Date: May 14, 2004

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

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc., (the "Company") of Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer of the Company, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Dated: May 14, 2004