Form 10QSB/A
period 2004-03-31
ISA INTERNATIONALE INC
filed 2004-05-18
CIK 1095133

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



                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                                 Three Months Ended March 31,
                                                -----------------------------

                                                      2004            2003
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from continuing operations                 $  (54,011)         (48,481)
  Adjustments to reconcile net loss
    from continuing operations to cash flow
    from operating activities:
    Accounts payable                                  26,420           23,354
    Accrued interest                                  15,709           16,982
                                                -----------------------------
  Cash used by continuing operations                 (11,882)          (8,145)
                                                -----------------------------
  Cash used by operating activities                  (11,882)          (8,145)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt           7,548            7,260
                                                -----------------------------
  Net (decrease) in cash and cash equivalents         (4,334)            (885)
  Cash and cash equivalents at beginning
   of period                                           5,055            1,542
                                                -----------------------------
Cash and cash equivalents at end of period         $     721         $    657
                                                =============================
  Non-cash investing and financing transactions:
       Issuance of common stock for settlement
           With accounts payable creditors                             28,947
                                                -----------------------------
                                                   $     --          $ 28,947
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

During the three months ending March 31, 2004, the Company issued an additional $7,548 of convertible debt to an entity controlled by two of the Company's shareholders. The convertible note holder continues to hold a secured collateral interest in any assets the Company owns as of March 31, 2004 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

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

In the years end December 31, 2003 and 2002 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the three months ended March 31, 2004, the Company received $7,548 in loans secured by convertible notes payable in connection with the continuing re-organization efforts. Convertible Notes Payable outstanding at March 31, 2004 total $353,861. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of March 31, 2004. Any assets the Company may acquire in the future are also secured and pledged as collateral until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

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