Form 10QSB
period 2004-06-30
ISA INTERNATIONALE INC
filed 2004-07-26
CIK 1095133

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ----------------------------------------

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 9, 2004, there were 1,211,055 of the Registrant's common stock, par value $.0001 per share, outstanding excluding 240,100 of common shares not yet issued due to non-receipt of required papers from certain shareholders and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

The preferred stock was convertible into common shares issued (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states the preferred shares will convert into no less than 75% ownership of the then common shares to be outstanding.

As of June 30, 2004 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 5,751,981 additional common shares. The timing of the conversion is at the discretion of the holder.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL STATEMENTS

Item 1. Financial statements
        Balance Sheets as of June 30, 2004 (unaudited) and
           December 31, 2003 (audited)                                   3
        Statements of Operations for the three months and six months
           ended June 30, 2004 and 2003 (unaudited)                      4
        Statements of Cash Flows for the six months ended
           June 30, 2004 and 2003 (unaudited)                            5
        Notes to Condensed Financial Statements                       6-10
        Report of Independent Registered Public Accounting Firm         11

Item 2. Management's Discussions and Analysis of Financial Condition
             And Results of Operations                               12-16

Item 3. Controls and Procedures                                         16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               17

Item 2. Changes in Securities and Use of Proceeds                       17

Item 3. Defaults Upon Senior Securities                                 17

Item 4. Submission of Matters to a Vote of Security Holders             17

Item 5. Other Information                                               17

Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                              17

Certifications                                                       18-19

                        ISA INTERNATIONALE INC.
                            BALANCE SHEETS
                                                 June 30,     December 31,
                                                   2004           2003
                                               (UNAUDITED)      (AUDITED)
ASSETS                                         ----------     -----------
Current assets:
   Cash and cash equivalents                   $      403     $    5,055
                                               ----------      ----------
Total Assets                                   $      403     $    5,055
                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Common stock payable                        $  729,074     $   754,792
   Convertible debentures payable                 150,000         150,000
   Convertible notes payable                      375,583         346,312
   Accrued interest                               202,822         170,937
   Accounts payable - trade                        15,770           5,776
   Accounts payable - related party               140,000         100,000
   Accounts payable - disposed business            44,000          44,000
   Accrued liabilities                              2,000           2,000
                                               ----------      ----------
Total current liabilities                       1,659,249       1,573,817
                                               ----------      ----------
Long-term liabilities:
   Convertible debenture payable                   50,000          50,000
                                               ----------      ----------
Total Liabilities                               1,709,249       1,623,817
Commitments and Contingencies (note 7)

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at June 30, 2004 and December 31, 2003           500             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     1,211,055 shares issued and outstanding
     at June 30, 2004 and 372,880 shares at
     December 31, 2003, respectively                  121              37
   Additional paid-in capital                   5,573,070       4,986,437
                                               -----------     -----------
   Accumulated deficit                         (6,721,538)     (6,605,736)
   Indemnification agreement-related party       (561,000)          --
                                               -----------     -----------
                                               (7,282,538)     (6,605,736)
                                               -----------     -----------
  Total Stockholders' Deficit                  (1,708,846)     (1,618,762)
                                               -----------     -----------
Total Liabilities and Stockholders' Deficit    $      403      $    5,055
                                               ===========     ===========
See accompanying notes to financial statements and report of Independent
Registered Public Accounting Firm.


                              ISA INTERNATIONALE INC.
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                        (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                        Three Months  Three Months    Six Months      Six Months
                                           Ended         Ended          Ended           Ended
                                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                       ------------  -------------  -------------  -------------

Operating expenses
     General & administrative         $    45,615     $  21,113      $   83,916   $     52,612
                                       ------------  -------------  -------------  ------------
        Subtotal Operating expenses        45,615        21,113          83,916         52,612
                                       ------------  -------------  -------------  ------------
        Operating loss                    (45,615)      (21,113)        (83,916)       (52,612)

Other income (expense):
     Interest expense                     (16,176)      (17,480)        (31,885)       (34,462)
                                       ------------  -------------  -------------  ------------

Net loss from continuing operations       (61,791)      (38,593)       (115,802)       (87,075)

                                       ------------  -------------  -------------  ------------
Income (Loss) before extraordinary items  (61,791)       (9,538)       (115,802)       (87,075)

Extraordinary item gain on
   Extinguishment of debt                   --             --              --            9,538
                                       ------------  -------------  -------------  ------------
Net Income (Loss)                         (61,791)      (29,055)       (432,802)       (77,536)
                                       ========================================================

   Basic earnings (Loss) per share
    Continuing operations                  (0.04)        (0.08)         (0.08)          (0.23)
    Extraordinary gain                       --            --             --             0.02
                                        ------------  ------------  -------------  ------------
    Total Net Gain (loss) per share   $    (0.04)     $  (0.08)      $  (0.08)      $   (0.21)
                                        ============  ============  =============  ============
Average shares of common stock outstanding:
  (re-stated for reverse stock split)
         Basic & Diluted                1,451,155       372,880       1,451,155        372,880
                                        ============  ============  =============  ============
Dividends per share of common stock        none           none           none           none
                                        ============  ============  =============  ============

See accompanying notes to financial statements and report of Independent Registered Public
Accounting Firm.



                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                                   Six Months Ended June 30,
                                                     2004              2003
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from operations                           $  (115,802)       $ (87,075)
    Adjustments to reconcile net loss
    from continuing operations to cash flow
    from operating activities:
    Accounts payable and accrued expenses             49,995           32,101
    Accrued interest                                  31,884           34,463
                                                -----------------------------
  Cash used by operations                            (33,923)         (20,511)
                                                -----------------------------
  Cash used by operating activities                  (33,923)         (20,511)
Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt          29,271           20,663
                                                -----------------------------
  Net (decrease) in cash and cash equivalents         (4,652)             152
  Cash and cash equivalents at beginning
   of period                                           5,055            1,542
                                                -----------------------------
Cash and cash equivalents at end of period        $      403        $   1,694
                                                =============================

See accompanying notes to financial statements and report of Independent
Registered Public Accounting Firm.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for six months ended June 30, 2003, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contain in the Company's Annual
Report on Form 10-KSB for the year ending December 31, 2002,

On January 12, 2004, the Company's Board of Directors approved a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004. The accompanying financial statements and notes reflect all transactions on a post-split basis.

During the year 2003 the company executed certain stock based transactions. As of June 30, 2004 and December 31, 2003, these transactions had not been processed through its transfer agent. Consequently, these transactions are recorded as "common stock payable". As of June 30, 2004, 240,100 common stock shares remain to be issued regarding transactions executed by the Company in 2003. Required papers requested from the debt holders have not been received.

On July 1, 2004, The Company approved the issuance of 1,200,000 common shares to an affiliated Company, Doubletree Liquidation Corporation (DTL), a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated Company has issued an "indemnification guarantee" to the Company wherein it will process, review, and guarantee payment, if deemed appropriate and able, for any prior Company liabilities (both actual and contingent) that may arise during the next three years from June 30, 2004.
See Note 5 "Indemnification Agreement".

The Company has deemed the value of the transaction to be $561,000 and has recorded this transaction during the quarter ended June 30, 2004. DTL will be issued the common shares in July, 2004. The transaction value is presented in common stock payable in the amount of $561,000 along with other common stock to be issued and also as an addition to the accumulated deficit section of the Company's balance sheet.

(2) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(2.a) NATURE OF BUSINESS

ISA Internationale Inc. (ISA) was incorporated on June 2, 1989, under the laws of the state of Delaware under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with Internationale Shopping Alliance Incorporated (Internationale). On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation incorporated on October 7, 1997, was merged with the Company (ISA) pursuant to a reverse merger agreement dated April 23, 1998.
Upon consummation of the merger of Internationale with ISA, Internationale became a wholly owned subsidiary of ISA. Subsequent to this reverse merger the name of Internationale Shopping Alliance Incorporated was changed to ShoptropolisTV.com, Inc (Shoptropolis). The Company became a reporting publicly held corporation on November 15, 1999. The primary business strategy of ShoptropolisTV.com, Inc. was to develop a multimedia home shopping network offering in-home shoppers a convenient electronic shopping experience broadcast, cable, and satellite television or the Internet. During 2000 and 2001, the Company discontinued the operations of its only two business segments and is currently reorganizing its financial affairs.

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

(3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception resulting in an accumulated deficit of $7,282,538 at June 30, 2004. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $81,764 in related interest as of June 30, 2003. No interest payments were ever made by the Company on the debentures. These debentures were classified as current liabilities as of the end of the 2nd quarter of 2000. The Company converted $940,000 of principal and accrued interest in the amount of $169,435 into 15,794,917 (pre-split) common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002 $386,640 in principal and $112,247 in related interest into 9,977,750 shares of common stock at the rate of $.05 per share.

During the year ended December 31, 2003, $65,000 in debentures payable were converted into common shares plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 was also converted into common shares. Accordingly, 41,376 (post-split) common shares were issued to these debenture holders. The Company is presently attempting to convert the remaining debenture holder to common shares for principal and accrued interest as of December 31, 2003.

During the year ended December 31, 2003, the Company authorized 513,328 (post-split)common stock shares for issuance to all previously converted debenture holders and certain stockholders for the express purpose of equalizing their respective share conversion price for debenture principal and interest due the issued price of $.70 per share post split (see note 4) common stock payable. The Company continues to reorganize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seeks new business opportunities and merger or acquisition candidates. There can be no assurance these actions will be successful.

(4) STOCK ISSUANCE:
(4.a) COMMON STOCK PAYABLE

During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,276 (post-split) shares of common stock for services and debt restructuring costs. These new shares were issued June
30, 2004, except for 240,100 common stock shares hat have not been completely processed by the company to the related debt holders. Common Stock Payable also includes the recording value $561,000 of the common shares to be issued regarding the indemnification agreement. See Note 5.

(4.b)PREFERRED STOCK PAYABLE

The preferred shares contain an anti-dilution provision clause that states the preferred shares will convert into no less than 75% ownership of the common shares to be outstanding as of June 30, 2004 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 5,751,981 additional common shares. The timing of the conversion is at the discretion of the holder.

(4.c) LOSS PER SHARE

All potentially issuable shares have been excluded from the loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transaction as enumerated in (Note 4.a)

(5) INDEMNIFICATION AGREEMENT - RELATED PARTY

The Company's Board of Directors approved on July 1, 2004, an indemnification agreement between DTL and the Company wherein the affiliate will issue to ISA an indemnification guarantee wherein DTL will process, review and guarantee payment, if able and deemed appropriate, any prior company liabilities (both accrual and contingent) existing prior to June 30, 2004, for a period of three
(3) years. Per the indemnification agreement, the actual and contingent liabilities excluding related legal and accounting expenses, aggregate to approximately $868,500 as of June 30, 2004. The company has determined the transaction value to be $561,000 and will issue 1,200,000 shares of common stock to the affiliated entity in July, 2004.

The carrying value of the transaction is $561,000 and this amount has been added to common stock payable along with the additional remaining common shares to be issued to other prior convertible debenture holders. The transaction has also been reflected as an addition to shareholders deficit as of June 30, 2004. When the shares are issued, the liability called common stock payable will be reduced accordingly.

(6) CONVERTIBLE NOTES PAYABLE

During the three months ending June 30, 2004, the Company issued an additional $21,722 of convertible debt to an entity controlled by two of the Company's stockholders, one of which is the Company's president. The convertible note holder, Doubletree Capital Partners, Inc. an entity controlled by the same parties listed as controlling (DTL), (See Note 1), continues to hold a secured collateral interest in any assets the Company owns as of June 30, 2004 and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

(7) CONTINGENT LIABILITIES

The Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. However, the current reorganization efforts of the Company may not be to the satisfaction of any or all of its creditors and lawsuits could occur in the future. Consequently, the indemnification agreement includes $476,500 in potential liabilities incurred by the company's former subsidiary. In addition, there is no material proceeding to which a director, officer, or affiliate of the issuer, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

(8) RELATED PARTY TRANSACTIONS

The Company incurred expenditures with its President, who is also a stockholder, for consulting services amounting to $75,000 in the year ended December 31, 2003 and $40,000 for the six month period ended June 30, 2004. These amounts have not been paid but are recorded as accounts payable related party.

The Company has accrued interest payable on the entity set forth in Note 6 above, "Convertible Notes Payable". Interest at the rate of 12% per annum is due on all loans made by the entity to the Company. As of June 30, 2004 and December 31, 2003, $118,806 and $92,963 were due respectively for accrued interest on loans from the related party. Total principal on loans from the related party amount to $375,583 and $346,312 on June 30, 2004 and December 31, 2003, respectively. In addition, see Notes 4b "Preferred Stock", Note 5 "Indemnification Agreement - Related Party", and Note 9, "Subsequent Events"

(9) SUBSEQUENT EVENTS

On July 22, 2004, the Company's Board of Directors issued to Doubletree Capital Partners, Inc., the company currently directing all reorganization efforts, a stock option for 6,000,000 common shares exercisable at $.60 per share anytime during the next five years to June 30, 2009. All other previously granted stock options and warrants issued since the company's inception and still currently outstanding were also re-priced to $3.00 from their prior approved price of approximately $140.00 per share, which was the exercise price computed after giving effect to the reverse stock split of 1 to 140 that occurred on January 12, 2004.

The Board of Directors also on July 22, 2004, approved a change in the conversion of the Doubletree Capital Partners, Inc. convertible notes and related accrued interest from $2.80 to $.70 conversion price into common stock shares. Conversion remains at the option of Doubletree Capital Partners, Inc. See Note 6 "Convertible Notes Payable".

                             George Brenner, CPA
                          A Professional Corporation
                      10680 W. Pico Boulevard, Suite 260
                         Los Angeles, California 90064
                      (310) 202-6445  Fax (310) 202-6494

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ISA Internationale, Inc.

I have reviewed the accompanying balance sheet of ISA Internationale, Inc.
as of June 30, 2004 and the related statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the statement of cash flows for the six month period ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, certain conditions raise substantial doubt that the company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

George Brenner, CPA
Los Angeles, California
July 23, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievement to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology
such  as "may,"   "anticipate," "expect," "will," "believes," "intends,"
 "estimates,"  "plans," or other comparable terminology.

Overview

The Company (ISAI), through its two former wholly-owned subsidiaries Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., was engaged in two distinct businesses: (1.) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from T.V. viewers and internet shoppers, and (2) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

ISAI is presently attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ISAI disposed of the ShoptropolisTV.Com, Inc. on March 29, 2001 as a part of its re-organization efforts. Additional re-organization efforts include negotiation with creditors to restructure and convert debt to equity and actively seek new business opportunities. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity. With the consummation of the indemnification agreement, ISAI believes it can now effect an acquisition and or a merger.

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a merger with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which was a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such merger, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com Inc. This merger was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.
ISAI sold  ShoptropolisTV.com, Inc. on March 29, 2001.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business is direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc.
on  May 19, 2000 to an individual who was an officer and director of ISAI.

Results of Operations for the Three months and Six months ended June 30, 2004 and 2003.

Sales and Gross Profit.

No sales were recorded for the six months ended June 30, 2004 and 2003 as operations have been suspended.

Operating Expenses.

The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $83,917 for the six months ended June 30, 2004 and $52,612 for the six months ended June 30, 2003. The expenses were principally for audit, consulting, office and stock transfer fees costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts.
No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

In the years end December 31, 2003 and 2002 the Company raised $78,756 and $138,027 from convertible demand notes payable from a related investor. In the by convertible notes payable in connection with the continuing reorganization efforts. Convertible Notes Payable outstanding at June 30, 2004 total $375,583. The convertible note holder continues since November 2000 to hold a secured collateral interest in any assets the Company owns as of June 30, 2004. Any assets the Company may acquire in the future are also secured and pledged as collateral until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of June 30, 2004, the Company had current assets of $403 in cash and $1,659,249 in current liabilities consisting of $199,770 in accounts payable, $729,074 in common stock payable, $2,000 in accrued liabilities, convertible debentures payable in default totaling $150,000, convertible notes payable of $375,583 and related interest accruals of $202,822. Accordingly, the Company had a working capital deficit position of $1,658,846.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete re-organization of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond that which is already in place with the financing agreement consummated in November 2000 with Doubletree Capital Partners, Inc. Until the re-organization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy-filing petition either voluntary or involuntary by any creditor of the Company.

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the years ended December 31, 2004 and 2003, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of June 30, 2004 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Other Going Concern matters

One (1) remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. The debentures in default totaled $150,000 in principal and $81,764 in accrued interest. No interest payments were ever made by the Company on the debentures. As such, these debentures have been classified as current liabilities as of June 30, 2004.

The Company converted $940,000 of principal and $169,435 in accrued interest into 15,794,917 common shares of the Company at the rate of $.07 per share during the year ended December 31, 2001. During the year ended December 31, 2002 the Company converted $386,640 in principal plus $112,247 in accrued interest into 9,977,750 shares of common stock at the rate of $.05 per share.

The Company is attempting to convert the remaining debenture holder's debt to common shares at $.70 per share (post-split) for the total of principal and accrued interest owed up to the conversion date. At June 30, 2004, $231,764 of convertible debentures and related accrued interest in default remained on the Company's balance sheet.

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out as to the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ending June 30, 2004, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2004. The Company issued 838,175 common stock shares in payment and settlement of services and interest expense and debt retirements.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003, continue as of June 30, 2004, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining default consists of convertible debt principal amounting to $150,000 and accrued interest thereon of $81,764 as of June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:

There was no 8-K forms filed for the three months ended June 30, 2004 through July 23, 2004.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, and Chief Financial Officer
Date: July 23, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, and Chief Financial Officer
    Date: July 23, 2004

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc.,
(the "Company") of Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1.) the report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Bernard L. Brodkorb
   By: Bernard L. Brodkorb
   President, and Chief Financial Officer

Dated: July 23, 2004