Form 10KSB
period 2004-09-30
ISA INTERNATIONALE INC
filed 2005-03-03
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------
                                                        OMB Number: 3235-0420
                                  FORM 10-KSB

(Mark One)
          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from January 1, 2004 to September 30, 2004.

                  Commission File Number:      001-16423
                  Old Commission File Number:  000-27373
                  --------------------------------------

                          ISA INTERNATIONALE INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 41-1925647
(State of Incorporation)             (I.R.S. Employer Identification No.)

     2560 Rice Street, St. Paul, MN                    55113
(Mailing address of principal executive offices)     (Zip Code)

               Issuer's telephone number (651) 483-3114
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

    (Title of each class)       (Name of each exchange on which registered)
    None                                        Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

    (Title of each class)       (Name of each exchange on which registered)
Common Stock, $.0001 par value          OTC Bulletin Board

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12d-2).
  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:

None for continuing operations.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$1,113,313 as of January 31, 2005.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

The number of shares outstanding of the issuer's common stock as of February 28, 2005 were 2,573,758 shares, $.0001 par value.


On September 30, 2004, there were 2,573,758 shares of the Registrant's common stock, par value $.0001 per share, outstanding, excluding 100,002 common shares not yet issued due to non-receipt of required papers from one former convertible debenture holder, and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding. The preferred stock was convertible into common shares (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued as of September 30, 2004, and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 10,421,516 additional common shares.

The timing of the conversion is at the discretion of the holder.


Transitional Small Business Disclosure Format:  Yes [X] No [ ]

                     DOCUMENTS INCORPORATED BY REFERENCE:

  NONE

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1.1 Corporate History, Organization and Recapitalization             4
Item 1.2 Personnel                                                        5
Item 1-A Important Factors                                              5-7
Item 2.  Description of Property                                          8
Item 3.  Legal Proceedings                                                8
Item 4.  Submission of Matters to a Vote of Security Holders              9


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters     10-13
Item 5-A Market, Holders and Dividends                                   10
Item 5-B Sales History of Unregistered Securities                     11-13
Item 6.  Management's Discussion and Analysis or plan of operation    14-18
Item 7.  Financial Statements and Supplementary Data                     19
           Table of Contents                                             19
           Reports of Independent Registered Public Accounting Firms  20-22
           Financial Statements                                       23-25
           Notes to Financial Statements                              26-41

Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    41-39
Item 8.a. Controls and Procedures                                        42
Item 8.b. Exhibits and Reports on Form 8-K                            43-44

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          45-46
Item 10. Executive and Director Compensation                          46-47
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters              47-49
Item 12. Certain Relationships and Related Transactions                  50
Item 13. Principal Accountant Fees and Services                          51
         Signatures                                                      52
         Certification pursuant to section 302                           53
         Certification pursuant to 18 U.S.C. 1350 906                    54
         Index to Exhibits, Form 10-KSB                                  55

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

                                  PART I
Item 1. DESCRIPTION OF BUSINESS

As used herein, the terms "ISAI" or "ISAT", the trading symbol of the Company and the "Company" refer to ISA Internationale Inc. unless the context indicates otherwise.

1.1. Corporate History, Organization and Recapitalization

ISA Internationale Inc. (the Company or ISAI) was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition of Internationale Shopping Alliance Incorporated (Internationale), which was a wholly owned subsidiary of ISAI. This subsidiary was acquired when the former shareholders of Internationale acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of Internationale. This transaction was effected as a reverse merger for financial statement and operational purposes. Accordingly, ISAI regards its inception as being the incorporation of Internationale on October 7, 1997. Subsequent to this reverse merger, the name of Internationale Shopping Alliance Incorporated was changed to ShoptropolisTV.com, Inc (Shoptropolis). In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption. This transaction was the final settlement of the recapitalization of the Company upon merger with Internationale.

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

Since December 2000, the Company has been operationally dormant, maintaining a shell organization to sustain its status as a public company. The Company believes its shareholder base is its major asset. For the last four years from January 2001 to present, the Company has been actively re-organizing its financial affairs and actively seeking merger or acquisition candidates offering growth and profit potential for its shareholders.

1.2. Personnel

In February 2001, Jack Wallace who was Acting CEO of ISAI and Shoptropolis, and chairman of ISAI's board of directors since August 2000, resigned as CEO of both companies and as a member of ISAI's Board of Directors. Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company. On September 30, 2004, the Company had one administrative full time employee. Also, three accountants are retained as independent consultants.

Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to begin disposal efforts of the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization and endeavor to find suitable candidates for merger or acquisition.

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of September 30, 2004 of $6,853,836. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional capital in order to the support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended December 31, 2003, and the nine month period ended September 30, 2004 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

One principal shareholder Doubletree Capital Partners, Inc. beneficially owns approximately 95.10% of ISAI's outstanding common stock, which includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. The Company's stock symbol is ISAT. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

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

Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities are limited. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's common stock will be available in the future.

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2560 Rice St., St. Paul, MN 55113. The President of ISAT, at the location of his own accounting business, provides space to the Company without charge for personnel employed by the Company and provides storage for Company records.

The Company is not recognizing the assets and properties it will acquire as a result of the pending asset purchase agreement in the financial statements at September 30, 2004 because the agreement has not been finalized and closed.

On August 19, 2004, ISA entered into an asset acquisition agreement wherein ISA would issue 5,250,000 shares of ISAT common stock shares on August 19, 2004 and a combination of 4,000,000 bonus common shares and 5,250,000 common stock warrants at varying prices to purchase additional common shares over a three year period. The companies from whom the assets are being purchased have not been able to comply with certain terms of the agreement wherein two years of certified audits are required as a part of the acquisition agreement. Consequently, the agreement to purchase was amended on October 29, 2004 and again on January 13, 2005 wherein the purchase transaction will now close no later than April 30, 2005, pending receipt of required certified audits for the years 2003 and 2004. ISAI has contingently issued into an escrow account arrangement 9,250,000 shares of ISAI common stock in exchange for certain assets of the acquired companies. Since the transaction has not closed, no recognition is being given in this report for the acquisition of these assets. Advanced costs in the form of travel, legal, and accounting and consulting fees incurred to assist the certified audit, are being recognized as a receivable from the potential subsidiary whose assets are being acquired. If for any reason the agreement is not executed, ISAI may be forced to charge off these specific receivables, unless collection is obtained from the five companies to be acquired. Subsequent to September 30, 2004 and the date of the financial statement, additional costs for similar related expenses in the amount of $69,850 have been incurred and these may also have to be accordingly charged off as uncollectible should the acquisition fail to be finalized.

The Company neither owns nor leases any office space, real property, or equipment until the proposed acquisition agreement as announced in our August 20, 2004 8-K filing and as amended on October 29, 2004 and January 13, 2005, is completely executed.

Item 3.  LEGAL PROCEEDINGS

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt was accrued at December 31, 2003 for $2,500. The debt was settled and paid in July 2004 for $2,500.

Presently, the Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2004, by written action of the holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved a 1 for 140 reverse stock split, effective January 22, 2004, for the purpose of reducing the number of shares outstanding to a more manageable level and make trading volume levels more relevant to the price of the Company's common stock on the NASDAQ OTC Bulletin Board. At the same meeting the shareholders also approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.

                              PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5-A. Market, Holders and Dividends

The Company's Common Stock traded publicly on the NASDAQ Over-The-Counter Electronic Bulletin Board (OTCBB) under the symbol "ISAI" since May 11, 1998 to January 21, 2004. From January 22, 2004 to present it has traded and quoted under the symbol ISAT.

Information provided regarding periods prior to January 2001 is not an indication an active market existed for the Company's common stock during such periods. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

The following Table sets forth the high and low bid closing prices for the Company's Common Stock as reported by the OTC Bulletin Board during this period of time after giving effect of the reverse stock split that occurred on January 12, 2004, effective as of January 22, 2004. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2002                            HIGH BID LOW BID
----
First Quarter                     $1.40   $1.40
Second Quarter                    $1.40   $1.40
Third Quarter                     $1.40   $0.84
Fourth Quarter                    $0.84   $0.84

2003
----
First Quarter                     $0.70    $.70
Second Quarter                    $0.70    $.70
Third Quarter                     $0.70    $.70
Fourth Quarter                    $0.70    $.70

2004
----
First Quarter                     $2.80   $0.52
Second Quarter                    $0.55   $0.52
Third Quarter                     $1.01   $0.55


For the period ending September 30, 2004, there were approximately 5 beneficial owners and approximately 300 registered holders of record of the Company's common stock. The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. The Company has provided for a preferred stock dividend that is derived from the beneficial conversion features contained in the preferred stock issuance in November 2000. The preferred stock conversion feature was never exercised. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. The declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends.

5-B.  Sales History of Unregistered Securities

The following information includes a history of all securities sold by the Company from January 2000 to present:

B.1 From November 1997 to June 1998, the Company sold a total of 1,579,535 (pre-split) Units at a purchase price of $.6536 per Unit, a total amount of $1,032,376, to a limited number of 16 investors (most of whom are accredited investors) in a private placement, with each Unit consisting of one share of Common Stock of the Company and a five-year warrant to purchase two shares of Common Stock exercisable at $1.00 per share. In December 2003, and in exchange for mutual releases to the Company, these investors were granted price concessions in the purchase of their original shares wherein all of the common share purchases were re-priced to $.02 per share and the Company did issue an additional 1,547,142 common shares, par value $.0001. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since it was strictly a private placement whereby all investors agreed to accept the shares for long-term investment and to have the certificates therefore legended to prevent further distribution or resale of the securities unless pursuant to registration or an appropriate exemption there from.

B.2 In November 2000, the Company issued 5,000,000 shares of its Preferred Stock to Doubletree Capital Partners, Inc., a Minnesota Corporation, in a private sale at $0.0002 per share, for total consideration of $1,000, and, 2,999,999 (pre-split) shares of its common stock to Doubletree Capital Partners, Inc. in a private sale at $0.0097 per share, for total consideration of $29,000. The preferred stock is convertible into common shares at a conversion rate of 3.5 common shares for each preferred share being converted. Furthermore, there is an anti-dilution provision clause in the preferred shares that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. The timing of the conversion is at the discretion of the holder. As a result of the reverse stock split that was declared in January, 2004, effective as of January 22, 2004, the conversion feature has changed to .025 common shares for every preferred shared being converted the dimension, however, remains the same and Doubletree Capital Partners The anti-dilution will convert into no less than a 75% ownership of the then common shares outstanding. This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

B.3 The Company previously issued 71,270 (post-split) shares of common stock during the year ended December 31, 2002, as part of a troubled debt restructuring to satisfy $1,105,644 in principal and accrued interest on convertible Debentures.

B.4 The Company also authorized 41,376 (post-split) shares of common stock at the negotiated rate of $0.70 per share during the year ended December 31, 2003, as part of its troubled debt restructuring, for conversion of convertible debt and related interest accruals of $115,823 combined. These shares were issued in 2004.

B.5 In December, 2003, The Company's Board of Directors approved for issuance 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders will receive common shares at the revised price of $0.70 per share (post-split) for the period ended September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003. Of these shares, 273,220 shares were issued in May 2004, 160,850 shares were issued in September 2004 due to a delay in receiving correspondence from the debenture holder and 100,002 are still remaining to be issued due to the non-timely receipt of certain required paperwork to complete their issuance. Of the additional 100,002 common shares, 20,747 are issuable to the debenture holder for accrued interest in the quarter ended September 30, 2004.

B.6 In addition, the Company's Board of Directors approved the issuance of 523,572 (post-split) common shares that were given as following: 166,429 (post-split) shares for payment for services rendered by the Company's Board of Directors for the entire reorganization process and two consultants who rendered additional reorganization services to the Company and 357,143 (post-split) common shares to the Company's President as a partial payment for accrued consulting services due as of December 31, 2003. These shares were issued in 2004.

B.7 In July, 2004, the Company approved an Indemnification Agreement between the Company and Doubletree Liquidation Corporation (DLC), wherein the Company issued to DLC 1,200,000 unregistered shares of common stock for the express purpose of receiving as consideration from DLC, a guarantee from DLC that this issue of common shares will completely and finally settle the Company's liability to two debenture holders, including their respective accrued interest that is currently due, and or may be due on an estimated basis, upon completion of negotiations between the Company and these creditors whenever it occurs and also included the attempt to resolve the settlement of any and all liabilities that did arise from the operation of ShoptroplisTV.com during its final months of operations back in the years of 1999, 2000 and 2001. This payment of shares will finalize the Company's payment of these bills and related liabilities and will further allow the Company to proceed with new acquisition efforts to bring shareholder value to the Company. These shares provide a buffer to protect the assets of any new acquisition candidate and preserve and protect the acquirees' assets and insure that their assets are not used to pay off old creditors and liabilities of ISAI or the Company. The Company, ISAI, chose not to initiate bankruptcy proceedings but instead reorganized its finances mainly through frank, friendly negotiations.

DLC will use the shares to pay certain specific liabilities, as documented by the Indemnification Agreement. The estimated total amount of these potential liabilities that are involved in this action is approximately $329,714 including estimated legal and administrative costs to settle the liabilities and provide the Company with legal defense services against these bills and expenses previously incurred by the Company and its former operating subsidiary, ShoptropolisTV.com. The 1,200,000 common shares were valued based upon the consideration given to the Company in the indemnification agreement, which also approximated the value of the Company's common stock. The issuance of these shares should constitute full and final resolution by the Company of these potential liabilities. Whenever DLC settles or completes payment of these liabilities the Company will be allowed to remove these debts from its financial statements with no additional obligation to DLC by the Company.

B.8 Subsequent to the recording of the Indemnification Agreement (reference should be made to note 1(b) of notes to financial statements at September 30,
2004) in July 2004, the Company through DLC settled with Mr. Gerard Ferri for a $20,000 unpaid trade payable and DLC will issue to him 7,143 shares from the 1,200,000 shares held by DLC for indemnification purposes. The Company removed the $20,000 accounts payable from its books as of September 30, 2004.

B.9 On August 13, 2004, the Company issued 1,854 shares to two investors to settle additional interest liabilities in the conversion of Convertible Debentures to stock at a negotiated price of $.70 per share for an addition to paid in capital of $1,298.

B.10 On September 14, 2004, the Company issued 160,850 common shares to an investor to settle convertible debenture liabilities and accrued interest amounting to $112,595 and previously approved by the Company in December 2003.

B.11 On July 1, 2004 the Board of Directors approved the issuance to Doubletree Capital Partners, Inc. a 6,000,000 common stock shares option to be effective as of July 1, 2004. The conversion price was set at $.60 per common share of common stock exercised. This common stock option will have a term of five years from July 1, 2004 and will be similar in all respects to a cashless exercise common stock option. DCP was awarded the common stock option as a means to preserve ownership interests as required in preliminary acquisition discussions. The Company recorded $60,000 of expense during the period ended September 30, 2004 for the granting of these options.

C. Stock repurchases

No stock repurchase transactions have occurred during the reporting period.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in these forward-looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward-looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward-looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

Overview

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition of Shoptropolis, which was a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such purchases, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business was direct sales via outbound telemarketing of precious metals primarily gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. in May 2000. ISAI's primary business strategy was its development of ShoptropolisTV.com, Inc., a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high quality, moderately priced, unique consumer products. Given, that on May 19, 2000, ISAI sold ISA, and in December, 2000, the Board of
Directors agreed to discontinue the operations of Shoptropolis. ISAI's present strategy is the restructuring of its financial affairs.

Results of Operations for the Nine Months ended September 30, 2004 and Twelve Months ended December 31, 2003.

Sales and Gross Profit

As a result of the discontinuance of its two business segments, no sales were recorded for the nine month period ended September 30, 2004 and the twelve month period ended December 31, 2003, respectively, for the Company. The Company is still undergoing a financial reorganization.

Operating and Interest Expenses

General and administrative expenses were $122,931 for the nine months ended September 30, 2004 and $359,631 for the twelve months ended December 31, 2003. The expenses for year 2004 were principally for office occupancy, telephone changes, consulting costs, President's consulting fees and additional outside consulting costs. Interest expenses decreased to $50,646 in the nine months ended September 30, 2004 from $68,034 for the twelve months ended December 31, 2003 primarily the result of the conversion of convertible debentures.

At this time the Company has no anticipation as to its operating expenses in future periods as it continues its reorganization efforts. However, new current expenses are being incurred for interest, office, telephone, consulting and legal and professional expenses relating to the pending acquisitions and the Company efforts in obtaining of new business operations.

Other operating items expense

Included in other items expense is a $60,000 charge for the estimated fair value of a 6,000,000 option agreement granted to the Company's financial currently assisting in the entire reorganization process. Reference should be made note (4.d) of the notes to financial statements of the Company at September 30, 2004.

Additionally there is a $14,523 charge for 20,747 shares of common stock to be issued to a converted debenture holder for additional interest due.

Gains and Losses.

Net losses for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 were $(248,100) and $(700,105), respectively. The operating loss in 2004 is due principally to charges for services rendered for consulting services and various legal, professional and accounting costs incurred in the continuing reorganization activities of the Company and accrued interest expense related to debentures and note payable of the Company at September 30, 2004.

Losses in 2004 were also the result of a $60,000 expense charge related to the fair value of the issuance of a 6,000,000 common stock option granted to a related financial investment company (DLC). See note (4.d) Stock Options of the notes to financial statements at September 30, 2004.

The loss in 2003 is due principally to charges to the income statement for stock issuances for services rendered for consulting services, stock issued to the directors of the Company for their services as directors for the last three years and stock issuances for settlement expenses incurred in the reorganization activities of the Company.

The extraordinary gains in 2003 amounting to $86,889 are solely due to the gains from early extinguishments of debt the Company experienced due to the extensive reorganization efforts. There can be no assurance that the Company will ever again have profitable operations.

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

From March 2000 through May 2000, the Company raised $255,000 from the sale unsecured convertible debentures. In May 2000 the Company sold it's wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA. During the quarter ending June 30, 2000, the Company had one option exercise for 5,000 (pre-split) common shares for $6,850.

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

For the nine month period ended September 30, 2004 and the twelve month period ended December 31, 2003 the Company raised $82,797 and $41,002, respectively from convertible demand notes payable from a related investor. The demand loans are convertible into common shares of the Company at the rate of $0.70 per share, bearing interest at the rate of 12% per annum and are collateralized by all the assets of the Company.

As of September 30, 2004, the Company had current assets of $2,655 in cash and $39,805 in costs advanced for pending acquisitions. At the same time, the Company had $815,431 in current liabilities consisting of $10,317 in accounts payable, $70,001 in common stock payable, $175,000 in accounts payable to a related party, convertible notes payable of $429,109 and related interest accruals of $131,004. Accordingly, the Company had a working capital deficit of $772,970 as of September 30, 2004.

The Company's current capital resources are not sufficient to supports its development and operations. Capital will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses now currently due. The Company cannot continue its existence without a full and complete reorganization effort of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the reorganization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the nine months ended September 30, 2004 include explanatory notes concerning the Company's ability to continue as a going concern.

On January 12, 2004, by written action of the holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved a 1 for 140 reverse stock split, effective January 22, 2004, for the purpose of reducing the number of shares outstanding to a more manageable level and make trading volume levels more relevant to the price of the Company's common stock on the NASDAQ OTC Bulletin Board. At the same meeting the shareholders also approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2004 and 2003. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $87,058 in related interest as of September 30, 2004. No interest payments were ever made by the Company on the debentures. These debentures are classified as current liabilities. The Company converted $940,000 of principal and accrued interest in the amount of $165,644 into 15,794,917 (pre-split) common shares of the Company at the rate of $0.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002, $386,640 in principal and $112,247 in related interest into 9,977,750 (pre-split) shares of common stock at the rate of $0.05 per share.

During the twelve months ended December 31, 2003, $65,000 in debentures payable plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 were converted into common shares at a negotiated price of $0.70 per share. Accordingly, 41,358 (post-split) common shares were issued to these debenture holders. The Company is presently attempting to convert the remaining debenture holders to common shares.

Item 7.  FINANCIAL STATEMENTS

The following financial statements of ISA Internationale Inc. and Independent Auditor's Reports thereon are included herein:


                   TABLE OF CONTENTS                                  Page

Report of Independent Registered Public Accounting Firms-----------20

Report of Prior Independent Registered Public Accounting Firm          21

Balance Sheet as of September 30, 2004--------------------------------22

Statements of Operations for the nine months ended
  September 30, 2004 and twelve months ended December 31, 2003--------23

Statements of Stockholders' Deficit for the nine months ended
  September 30, 2004 and twelve months ended December 31, 2003--------24

Statements of Cash Flows for the nine months ended
  September 30, 2004 and twelve months ended December 31, 2003--------25

Notes to Financial Statements--------------------------------------26-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
ISA Internationale Inc.
St. Paul, MN

We have audited the accompanying balance sheet of ISA Internationale Inc. as of September 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. as of September 30, 2004 and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no operations, suffered recurring losses and has debt in default. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stonefield Josephson, Inc.
Los Angeles, CA
February 11, 2005

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
ISA Internationale, Inc.
St. Paul, MN

I have audited the accompanying balance sheet of ISA Internationale Inc.
(the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


George Brenner, C.P.A.
Los Angeles, CA
May 6, 2004

<caption>                     ISA INTERNATIONALE INC.
                                   BALANCE SHEET
                                                          (Audited)
              ASSETS                                    Sept 30, 2004
Current assets:                                          ------------
  Cash and Cash Equivalents                                  $  2,655
  Costs incurred for pending acquisitions                      39,805
                                                         ------------

 Total Assets                                                $ 42,460
                                                         ============
 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Common stock payable                                      $  70,001
  Accounts payable - trade and taxes                           10,317
  Convertible notes payable - related party                   429,109
  Accrued interest payable - related party                    131,004
  Accounts payable - related party                            175,000
  Convertible debentures, accrued interest
    Accounts payable - disposed business
    Indemnification agreement - related party                       0
                                                         ------------
 Total Liabilities                                            815,431
                                                         ------------
 Long-Term liabilities-convertible debenture
   Payable, less indemnification agreement                          0

Stockholders' deficit:

 Preferred convertible stock, par value $.0001;
  30,000,000 shares authorized,
  5,000,000 shares issued and outstanding                         500

 Common stock, par value $.0001; 300,000,000
  shares authorized; 2,573,758 shares issued and
  outstanding at September 30, 2004                               257

 Additional paid-in capital                                 6,080,108

 Accumulated deficit                                       (6,853,836)
                                                         ------------
 Total Stockholders' deficit                               (  772,971)
                                                         ------------
 Total Liabilities and Stockholders' deficit                $  42,460
                                                         ============
The accompanying notes are an integral part of these financial statements.

<caption>                             ISA INTERNATIONALE INC.
                                     STATEMENTS OF OPERATIONS
                                                         (Audited)              (Audited)
                                                     Nine Months Ended    Twelve Months Ended
                                                    September 30, 2004      December 31, 2003
                                                    ------------------      -----------------

Revenues:
 Operating revenues                                    $         0               $        0

Operating expenses:
General & Administrative                                   122,931                  359,631
Valuation charge - stock option                             60,000                        0
Settlement expense                                          14,523                  359,329
                                                       ------------               ---------
     Operating loss                                       (197,454)                (718,960)
Other income (expense):
    Interest (expense)                                     (50,646)                 (68,034)


Extraordinary item,
    Gain on extinguishment of debt                                                   86,889
                                                       ------------             -----------

Net income (loss)                                       $ (248,100)              $(700,105)
                                                     ==============            ============
Basic and diluted earnings (loss) per share:
Total Net earnings (loss) per share                     $    (0.28)               $  (1.56)
                                                     ==============            ===========
Average shares of common stock outstanding:
  (Effected for reverse stock split
   Basic & Diluted                                         874,085                 449,689
                                                     ==============            ============

The accompanying notes are an integral part of these financial statements.


<caption>                                             ISA INTERNATIONALE INC.
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                             NINE MONTHS ENDED SEPTEMBER 30, 2004 AND TWELVE MONTHS ENDED DECEMBER 31, 2003

                                Preferred Stock     Common Stock  Additional                     Total
                                Number of  Par   Number of   Par    Paid-in    Accumulated    Stockholders
                                shares    Value    Shares           Capital      Deficit.        Deficit
                              ----------------------------------------------------------------------------
Balance, December 31, 2002     5,000,000   $500   372,880    $37   $4,986,437  $(5,905,631)     $(918,657)
 (Adjusted for 140:1 stock split)
Net income (loss) for period                                                      (700,105)      (700,105)
                              ----------------------------------------------------------------------------
Balance, December 31, 2003     5,000,000   500    372,880     37    4,986,437   (6,605,736)    (1,618,762)


Stock issued for conversion of
convertible debentures at $0.70
per share                                         838,174     84      586,635                     586,719

Stock issued for interest due
to convertible debenture holders
at $0.70 per share                                  1,854      0        1,298          0            1,298

Issuance of common stock as
Settlement to former convertible
debenture holders and stockholders
at $0.70 per share                                160,850     16      112,579          0          112,595

Issuance of common stock for DLC
Indemnification Agreement                       1,200,000    120      329,594          0          329,714

Value assigned to option
Agreement                                                              60,000                      60,000
Indemnification Agreement additional
  interest for two debenture holders                                    3,567                       3,567

Net income (loss) for period                                                      (248,100)      (248,100)
                              ----------------------------------------------------------------------------
Balance, September 30, 2004    5,000,000 $500   2,573,758   $257   $6,080,108  $(6,853,836)    $ (772,971)
                              ============================================================================
The accompanying notes are an integral part of these financial statements.

                           ISA INTERNATIONALE INC.
                           STATEMENT OF CASH FLOWS
  Nine Months Ended September 30, 2004 and Twelve Months Ended December 31, 2003
               Increase (Decrease) in Cash and Cash Equivalents
                                                  (AUDITED)        (AUDITED)
                                            Nine Months Ended Twelve Months Ended
                                           September 30, 2004   December 31, 2003
                                            -----------------  ------------------
Cash flow from operations:

Net (loss) from operations                       $  (248,100)      $  (700,105)
Less: Extra-ordinary item                                              (86,889)

Adjustments to reconcile net (loss) from operations
  to cash flow used in operating activities:
Stock options valuation charge - related party        60,000
Other costs incurred-pending acquisitions            (39,806)             --
Common stock payable - services                                        631,706
Common stock payable - interest expense               15,820            --
Accounts payable & accrued expenses                    2,541           (14,359)
Accrued expenses - related party                      75,000            70,000
Accrued interest payable                              49,348            62,157
                                                   ----------       ----------
Cash used for all operations                         (85,197)          (37,490)
                                                   ----------        ---------
Cash flow from finance activities:

Proceeds from issuance of convertible demand notes    82,797            41,002
                                                   ----------        ---------
Cash provided by financing activities                 82,797            41,002
                                                   ----------        ---------

Increase (decrease) in cash and cash equivalents      (2,400)            3,513
Cash and cash equivalents, beginning of period         5,055             1,542
                                                   ----------        ---------
Cash and cash equivalents, end of period               2,655             5,055
                                                   =========         =========

Non-cash investing in financing transactions:

Issuance of common stock as settlement to former
   Convertible debenture holders                     332,810
Issuance of common stock for services by directors,
   Consultants and President of Company              366,503
Stock issued to related party for
   indemnification agreement                         329,714              --
Convertible debenture and accrued interest
   expense liquidated upon settlement with
   creditors                                                   451,354
Issuance of common stock for settlement
    with creditors                                                    100,000
                                                   ----------       ---------
Total non-cash transactions                        1,029,027          551,354
                                                   ==========       =========
The accompanying notes are an integral part of these financial statements.


                         ISA INTERNATIONALE INC.
                       NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND TWELVE MONTHS ENDED DECEMBER 31, 2003

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company or ISAI) was incorporated on June 2, 1989, under the laws of the State of Delaware under a former name and became a reporting publicly held corporation on November 15, 1999. On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation, was merged with the Company, a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger, Internationale became a wholly owned subsidiary of the Company. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. Since then, reorganization specialists, Doubletree Capital Partners LLC, has internally reorganized the Company's financial affairs and changed its direction to focus on the financial services industry.

On August 19, 2004, the Company signed an asset purchase agreement with five California Companies, wherein common shares of the Company would be used to purchase the assets being acquired. Terms of the agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004 and recently January 14, 2005, have not been complied with by the seller of the assets enumerated in the agreement and, accordingly, the Company has not been able to complete the asset purchase agreement. Upon completion of the seller's certified audits for the years 2003 and 2004, now scheduled to be finalized by April 30, 2005, and their submission to the Securities and Exchange Commission, as required by the agreement, the transaction will be considered completed and reported by the Company at that time. We have not taken effective control of the companies and assets as described in the asset purchase agreement nor will we take effective control until the audits are completed and the agreement has closed.

1.a.1) Change in Fiscal Year

On November 4, 2004 the Company announced with an 8-K filing it was changing its fiscal year from December 31 to September 30, therein making fiscal year 2004 a nine-month period that commenced on January 1, 2004 and accordingly ends on September 30, 2004. Any references to the fiscal year 2004 will therefore be for a nine-month period of time from January 1 to September 30, 2004.

1.b) Stock split

On January 12, 2004, the Company's Board of Directors approved a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004. The accompanying financial statements and notes reflect all shares and per share amounts on a post-split basis.

1.c) Presentation

The Balance Sheet at September 30, 2004 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $313,2810. Reference should be made to note 4.e.c in these notes to financial statements for additional information as to financial statement presentation at September 30, 2004.

For comparison purposes, the following condensed statements of operations are presented below for the nine month periods ending September 30, 2004 and September 30, 2003 (unaudited) respectively.
                                            (Audited)         (Unaudited)
                                        Nine Months Ended   Nine Months Ended
                                       September 30, 2004  September 30, 2003
                                       ------------------  ------------------

Operating (loss)                              $  (197,454)        $ (66,656)
Interest Expense                                  (50,646)          (52,456)
Net Income (loss)                                (248,100)         (118,112)
Net loss per share                                  (0.28             (0.32)
Average number of shares of common stock
 Outstanding: Basic and diluted                   874,085           372,880

Comparison cash flow information for the nine month periods ending September 30, 2004 and 2003 (unaudited) are presented as follows below:

                                            (Audited)         (Unaudited)
                                        Nine Months Ended   Nine Months Ended
                                       September 30, 2004  September 30, 2003
                                       ------------------  ------------------

Net (loss) from operations                  $    (248,100)       $ (118,112)
Adjustments to reconcile net loss from operations
  To cash flow used in operating activities:
Stock options valuation Charge                     60,000
Other costs incurred- acquisitions pending        (39,806)
Common stock payable- interest expense             15,820
Accounts payable & accrued expense                 77,541            36,712
Accrued interest payable                           49,348            52,456
                                                 --------        ----------
Cash (used for) all operations                    (85,197)          (28,944)
Proceed from issuance of convertible notes         82,797            28,487
                                                 --------        ----------
(Decrease in cash and cash equivalents             (2,400)             (457)
Cash at beginning of period                         5,055             1,542
Cash at end of period                               2,655             1,085

1.d) USE OF ESTIMATES

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation and used to value the 6,000,000 shares stock option for $60,000 to DCP (a related party) and the 1,200,000 shares to DLC (a related party) for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company, for consummated agreements through September 30, 2004, used alternative valuations of estimates.

1.e) REVENUE RECOGNITION

There were no operating revenues in 2004 and 2003.

1.f) ADVERTISING COSTS

No advertising expenses were incurred for 2004 and 2003.

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2004 and 2003, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the periods ended September 30, 2004, and December 31, 2003 respectively, there were 10,421,516 and 4,716,978 anti-dilution common shares potentially issuable.

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

1.i) STOCK-BASED COMPENSATION

Shares of the Company's common stock were issued for consulting services, settlement expenses and reduction in accounts payable-related party. The common stock share issuances were computed using a negotiated common stock price of $0.70 per share. These stock issuances were valued based upon the fair value of the consideration of debt relief to the Company. See Note 1.c) above for discussion of the use of estimates in share valuation.

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

Convertible debentures and notes payable: The carrying value of the Company's convertible debentures and notes payable, which are in default, approximates fair value due to the short-term nature of the obligations.

1.k) NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-- Transition and Disclosures, (SFAS No. 148") was issued. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. SFAS no 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's result of operation, financial position or cash flow.

In May 2003, the FASB issued Statement No. 150," Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. FASB 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. "The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.
The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position

(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67" (SFAS
152). The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has no operations and incurred losses since its inception and, as a result, has an accumulated deficit of $6,853,836 at September 30, 2004. The net loss for the nine month period ended September 30, 2004 was $248,100. The Company had convertible debenture debt in default in the amount of $ 150,000, plus related accrued interest payable of $89,338. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for the acquisition activities and remains in default on certain debenture obligations amounting to $150,000.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement and bring to a conclusion its re-organization efforts and resume operations. There can be no assurance that these actions will be successful.

Recent acquisition agreements announced in the Company's August 23, 2004 8-K filing, subsequently amended on November 2, 2004 and again on January 13, 2005, if executed will give the Company an operating business subsidiary in the financial services industry in 2005. However, due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquired companies assets, liabilities, or revenues and expenses are included at September 30, 2004. The Company is providing audit and bookkeeping assistance to enable the completion of the agreement which requires the completion of the certified audit for the years 2003 and 2004 of the acquired companies. The Company has incurred costs of $39,805 as of September 30, 2004 related to this acquisition activity and these have been recorded as a deferred acquisition cost in the financial statements for the period ending September 30, 2004.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                               2004             2003
                                          ---------        ---------
 Computed "expected" tax benefit               34.0%           34.0%
 State income tax, net of federal benefit       3.8%            3.8%
 Change in valuation allowance                (37.8%)         (37.8%)
                                          ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2004 and December 31, 2003 is presented below:

                                          2004             2003
                                       ---------        ---------
Deferred tax assets:
Net operating loss carry forward      $2,039,000       $1,968,000
Start up costs                                              6,000
Other                                                       8,000
                                       ---------        ---------
Total gross deferred tax assets        2,039,000        1,982,000
Valuation allowance                   (2,039,000)      (1,982,000)
                                       ---------        ---------
Net deferred tax assets               $       --        $      --
                                       =========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2004 and December 31,2003.

For the period ended September 30, 2004, the Company reported a net operating tax loss carry-forwards of approximately $5,393,631. The federal net operating loss carry-forwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

(4.) STOCK ISSUANCE

(4.a) PREFERRED STOCK

The preferred stock may be issued from time to time in one or more series.
Each series is to be distinctly designated. All shares of any series of the preferred stock shall be alike in all rights. Each series will identify the rights to preference in liquidations, voting rights, dividend and other powers, qualifications, or restrictions.

During 2000, the Company issued 5,000,000 shares of preferred stock with voting rights equivalent to the number of shares of common stock the shareholder would be entitled to under the conversion feature of the stock.
The conversion feature allows the shareholder to convert to 125,000 (post-split) common shares (after giving effect to the reverse stock split that was effective on January 22, 2004) or 75% ownership of the common stock to be outstanding, based upon an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued and common stock payable as of September 30, 2004, common shares issuable to the Financial Company for its convertible loans and accrued interest payable and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 10,421,516 additional common shares. The timing of the conversion is at the discretion of the holder.

On January 12, 2004, by written action of the stockholders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000. The principal purpose of the authorizing of a preferred share increase was to enable the Company to have additional means to facilitate new capital attraction at the time of the completion of the reorganization process.

(4.b) COMMON STOCK

As of September 30, 2004, 2,573,758 shares of Common stock were issued and outstanding, of which 2,200,878 shares of Common stock were issued during the nine-month period ending September 30, 2004. Of these shares, 1,100,878 were valued based upon the amount of the liability settled at a negotiated per share price of $0.70 per share. The remaining 1,200,000 were valued based upon the consideration given to the Company in the indemnification agreement, which also approximated the value of the Company's common stock. One prior convertible debenture holder who agreed to prior conversion of their notes into common stock was authorized to receive 100,002 shares but these shares were not issued due to a delay in receiving required paperwork from the investor. These shares are not included in total outstanding shares as of September 30, 2004. See note (4.b.1).

(4.b.1) COMMON STOCK PAYABLE:

During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,277 (post-split) shares of common stock for services and debt restructuring costs. Of this amount, 1,000,878 shares have been issued and 100,002 shares remained to be issued to a convertible debenture holder as of September 30, 2004. Required paperwork to facilitate the transaction with the Company's Transfer Agent had not been received. Consequently, these transactions were recorded as "common stock payable" as of September 30, 2004.

Included in the approved common shares referred to above, were 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders received common shares at the negotiated price of $0.70 per share (post-split) as of September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003 and an additional $14,523 during the nine months ended September 30, 2004. All of these shares were issued by September 30, 2004, except the 100,002 common shares referred to above were issued subsequent to September 30, 2004.

 (4.c) STOCK WARRANTS

Between October 1997 and April 2000, the Company issued warrants, exercisable over 5 years, to purchase 3,732,990 (pre-split) shares of common stock at $1.00 per share.

The Company applies the FASB 123 standard in accounting for the stock-based compensation costs of employee stock options in the financial statements. No warrants were issued to employees in 2004 and 2003. Therefore, pro forma net loss is the same as reported net loss. The following table contains information about stock warrants as of September 30, 2004; adjusted for the reverse stock split of 1 for 140 that occurred on January 2004.

Stock Warrants                                 Shares     Warrant Price
Outstanding and exercisable                 (post-split)   (post-split)
----------------------------------------- ----------------- -----------
Outstanding at December 31, 2002                  26,665       $3.00
Granted                                              -             -
Exercised                                            -             -
Expired or cancelled                             (25,843)      $3.00
                                               ---------       -----

Outstanding and exercisable at December 31, 2003     821       $3.00

Outstanding and exercisable at September 30, 2004    821       $3.00

(4.d) STOCK OPTIONS

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party Doubletree Capital Partners, Inc.(DCP) at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of September 30, 2004, the stock options were still outstanding and none of the options had been exercised.

The Company has followed the "minimum value" approach as explained in FASB Statement No. 123, wherein the valuation method used more appropriately determined a fair value of the Company's common shares for determining the fair market value of the options issued. The Company made a charge to the Company's income statement in the amount of $60,000 for the estimated value of the options at the date of issuance on July 29, 2004. The options carry a five year term from the date of issuance and a related exercise price of $0.60 per common share exercised. Using a conservative risk-free rate of return for a five year investment of 2.25%, we further discounted the exercise price by 2.25% to arrive at the present value of $0.54. Using an average then current stock bid price of $.55 and expected dividends of zero from the Company, we calculated a minimum present value of the stock option to be $0.01 for the issuance of the 6,000,000 options. The Company feels this approach is very conservative based upon the current status of the Company's operations, the lack of trading volume and active market for the Company's common stock.

As of September 30, 2004, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004

                                                    Weighted Average
                                                 Number of     Exercise
Stock Options                                     Shares        Price
                                               (post-split)  (post-split)
-----------------------------------------       ---------      --------
Outstanding and exercisable at December 31, 2002   23,661          3.00

Granted                                               -            -
Exercised                                             -            -
Expired or cancelled                                  -            -
                                                 --------      --------
Outstanding and exercisable at December 31, 2003   23,661          3.00

Granted                                         6,000,000          0.60
Exercised                                             -            -
Expired or cancelled                                  -            -
                                                ---------      --------
Outstanding & exercisable at September 30, 2004:6,023,661          1.78

The weighted average estimated fair value of stock options granted during 2004 and 2003 was $0.01 and $0 per share, respectively.

(4.e) INDEMNIFICATION AGREEMENT - RELATED PARTY

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the next four years from June 30, 2004. The Company has deemed the value of the transaction to be $329,714 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $89,338, (2) One account payable - disposed business in the amount of $24,000 is also covered by this indemnification agreement at September 30, 2004.

The following is summary of the presentation of the liabilities in the Balance Sheet statement at September 30, 2004:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable                89,281
  Account payable-disposed business                 24,000
  Convertible debenture payable                                    50,000
  Less, contra-indemnification receivable         (263,281)       (50,000)
                                                 ---------      ---------
  Balances per balance sheet, at
    September 30, 2004:                          $       0      $       0
                                                 =========      =========

The Company believes that beyond the $329,714 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

(4.f) Restatement of June 30, 2004 Financial Statements and 10-QSB

The value of the indemnification agreement transaction had been recorded during the quarter ended June 30, 2004 in the previously determined amount of $561,000. The $561,000 was based upon a more encompassing list of unpaid liabilities from all prior operations of the Company, both parent and subsidiary included, The Company now deems their potential debt payment exposure to be limited to only the liabilities included on the Company's financial statements in the amount of $329,714 at the date of the issuance of the Indemnification Agreement by DLC, plus accrued interest that may occur until all debts are settled and paid. The valuation change herein discussed will require a change to the Company's previously filed Form 10-QSB financial statement report with the Securities and Exchange Commission. Also the Company will record an additional $14,523 in expense to issue an additional 20,747 shares of common stock for additional interest due to the conversion of a convertible debenture. The Company will make this amended report to the SEC within the next thirty days from the date of this report. The following table summarizes the changes to the financial statements as of June 30, 2004 before and after the revisions:

                                         As Reported     Revised
      Total Assets                             $ 403         403
      Total Liabilities                    1,709,249   1,162,772
      Stockholders Equity                 (1,593,045) (1,032,045)
      Loss on extinquishment of debt                      14,523
      General and Administrative expense      83,916      83,916
      Interest expense                        31,885      31,885
      Net (loss)                            (115,802)   (130,324)

(5.) CONVERTIBLE DEBT

(5.a) CONVERTIBLE DEBENTURES

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

As of September 30, 2004, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $88,473 and $73,545, respectively. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was also lowered to 6% par annum. The debenture is also convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder. It is classified as a long-term liability and has been offset by a contra-indemnification receivable.

(5.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company issued convertible notes payable during the nine months ended September 30, 2004 and year ended December 31, 2003, to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $0.70 per share. These convertible notes were previously convertible at the rate of $2.80 per share, but in July 2004 the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share.

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes amounted to $37,983 and $38,956 during the nine months ended September 30, 2004 and the year ended 2003 respectively. Accrued interest on these notes was $130,946 at September 30, 2004.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 6 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $75,000 and $75,000 in the nine months ended September 30, 2004 and year ended December 31, 2003 respectively. In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. These unpaid consulting services remain as accrued expenses at September 30, 2004. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the company and issued in 2004. Three other directors received a total of 107,145 shares for their services.

(7.) OTHER INFORMATION AND SUBSEQUENT EVENTS

Asset Acquisition and Purchase Agreement

On August 19, 2004, the Company announced the acquisition of five related companies known as Harrison Asset Management, Inc., Money Asset Management, Inc., Cash Asset Management, Inc., United Recovery, Inc. and First American Family Financial Services, Inc., currently involved with the debt collection business. The purchase agreement provided for the issuance of 14,500,000 common stock shares in the form of 5,250,000 delivered to escrow arrangements at closing pending completion of certified audits for the years 2003 and 2004 and its operations to the date of the agreement in 2005, as finalized. Additional bonus shares 4,000,000 will be due on the acquired company's attainment of certain EBITDA levels for the years 2005, 2006, and 2007, along with 5,250,000 common stock warrants exercisable in the years 2005, 2006, and 2007 in accordance with the terms and conditions of the agreement.

The terms of the purchase agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004 and recently January 14, 2005, have not been complied with by the seller of the assets enumerated in the agreement. Accordingly, the Company has not been able to complete the asset purchase agreement. Upon completion of the seller's certified audits for the years 2003 and 2004, now scheduled to be finalized by April 30, 2005, and their submission to the Securities and Exchange Commission, as required by the agreement, the transaction will be considered completed and reported by the Company at that time.

All common stock issued as of September 30, 2004 for this agreement and accordingly being held in escrow for this agreement to be finalized are being treated as not issued for presentation purposes on these included financial statements for fiscal year 2004; nor have any financial assets or operations of the acquired companies assets been included in the Company's financial statements.

On November 1, 2004 and again on January 13, 2005, the Company amended its asset acquisition and purchase agreement with the five California companies wherein the date of closing was extended from August 19, 2004 to November 1, 2004 and further again to April 30, 2005 or sooner to that point in time when the related certified audits for the years 2003 and 2004 are completed. Also refer to footnotes 1(a) and 1(b) in the footnotes to these financial statements.

Other Information

On January 27, 2005, the Company Board approved a Code of Business Conduct and Ethics policy. This Code provides clear rules to assist our employees, officers and directors in taking the proper actions when faced with an ethical dilemma.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants during 2003 and again in 2004. On August 3, 2004 the Company announced the engagement of Stonefield Josephson, Inc. Certified Public Accountant, as their principal certifying accountants. Stonefield Josephson, Inc was founded in 1975 and is one of the largest regional CPA firms based in California, headquartered in Santa Monica, CA. The decision to accept the engagement of Stonefield Josephson, Inc C.P.A. was approved by the Board of Directors on August 3, 2004. Stonefield Josephson, Inc. will be performing the third quarter review and annual audit of the Company's financial statements for the fiscal year ending September 30, 2004.

George Brenner, CPA, A Professional Corporation, the Company's prior principal accounting firm, resigned effective August 3, 2004. The Company filed this report on Form 8-K to confirm the change in the Company's independent registered public accountant. George Brenner, C.P.A., performed the annual audit and review of ISA Internationale, Inc. financial statements year ending December 31, 2002 and for the quarterly periods and year ending December 31, 2003. George Brenner CPA, also performed review services for the Company's financial statements for the quarters ended March 31, 2004 and June 30, 2004.

On April 10, 2003 the Company filed Form 8-K/A amending its' filing of
April 9, 2003 to include as an exhibit a letter to the SEC from their former accountants informing the SEC of their dismissal as principal accountants. The letter further states their agreement with the Company's disclosure statements in our Form 8-K filing on April 9, 2003 under item 4. Further, the Company's amended filing clarified the dismissal date of their former accountants, Beckstead and Watts, LLP effective April 9, 2003. Beckstead and Watts, LLP CPA Firm did perform review services for the Company's financial statements for the quarter ended September 30, 2002.

There were no disagreements with the accountants on matters of accounting and financial disclosure in 2004 and 2003. In connection with the audit of the fiscal year ended September 30, 2004, and the subsequent interim period through December 15, 2004, there were no disagreements with the Company's principal accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company believes that during the most recent calendar year and through December 15, 2004, there have been no reportable events (as defined in Regulation S-K
Item 304 (a)(1)(V)).

Item 8.a. CONTROLS AND PROCEDURES

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

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ending September 30, 2006. During fiscal 2005, management will review and evaluate the effectiveness, and where necessary, enhance the Company's internal controls over financial reporting. The Company anticipates that it may need to engage a third party to assist it with the design of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances that the Company will be in compliance with the requirements of Section 404 by September 30, 2006.

Item 8.b.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 47.

(b)  REPORTS ON FORM 8-K SUMMARY

On April 9, 2003 the Company filed Form 8-K to announce the engagement of George Brenner, C.P.A., as their principal accounting firm for the Period Ended December 31, 2002. On April 10, 2003 the Company filed Form 8-K/A to clarify the dismissal date of their former accounting firm.

On January 12, 2004 the Company filed Schedule 14C to announce (a.) increasing the aggregate number of preferred shares authorized from 5,000,000 shares to 30,000,000 and (b.) issue the reverse stock split of 140 shares to 1 share of Company common stock to shareholders on record effective as of January 22, 2004.

On July 28, 2004, the Company announced that it has signed a binding letter of intent to acquire a debt-free, privately-held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc. (MAMI), Cash Asset Management Inc. (CAMI), e-commerce bank First American Financial Family Services (FAFFS), and United Recovery Inc.
(URI) - a wholly owned subsidiary of MAMI.

On August 5 2004, the Company announced the engagement of Stonefield Josephson, Inc. Certified Public Accountant, as their principal certifying accountants. George Brenner, CPA, A Professional Corporation, the Company's prior principal accounting firm for ISA Internationale, Inc., resigned, effective August 3, 2004.

On August 23, 2004, the Company announced that it has completed and finalized the acquisition of the privately held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc.
(MAMI), Cash Asset Management Inc. (CAMI), e-commerce bank First American Financial Family Services (FAFFS), and United Recovery Inc. (URI) - a wholly owned subsidiary of MAMI.

On November 3, 2004, the Company announced it had amended its acquisition agreement originally dated August 19, 2004 to complete and finalize the acquisition of the privately-held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc.
(MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc.(URI) - a wholly-owned subsidiary of MAMI to November 1, 2004 On August 19, 2004, ISAT completed the agreement to exchange common shares and common share warrants of ISAT for certain assets of the group of companies above. Paragraph 2.5 of the Asset Purchase Agreement, previously filed with the SEC in an 8-K dated 8-23-04, stated ISA Internationale Inc. would be provided audited financial statements within 70 days of closing and such audited statements would be used to apportion the 5,000,000 shares of common stock of ISAI among the three companies in accordance with the asset values being transferred from each of the companies to ISAI.

Subsequent to the amended agreement of October 29, 2004, the parties have again determined that audited financial statements for the periods covered by the revised agreement can not be provided as required by the agreement.

On November 4, 2004, the Company announced it changed its fiscal year end to September 30. Formerly it was December 31, 2004. Fiscal year 2004 will have only three quarters of activity from January 1, 2004 to September 30, 2004. ISAI will be reporting its year-end results in Form 10-KSB. The Board of Directors of the Company approved the resolution to change its fiscal year as authorized under Article IX of its corporation bylaws on November 2, 2004.

On January 14, 2005, the Company announced it amended again its agreement to complete and finalize the acquisition of the assets of a privately held network of financial services companies composed of Harrison Asset Management Inc.
(HAMI), Money Asset Management, Inc. (MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc. (URI) - a wholly-owned subsidiary of MAMI to April 30, 2005. A related Stock Acquisition Agreement was also amended.

                              PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2004, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2002 through December 31, 2003, their ages, the year first elected as an executive officer and/or director of the Company, and employment for select persons for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
          Chief Financial Officer and Director
          Chairman of the Board of Directors [1]      63  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000.

Roger G. Garmann        Outside Director              67  August 2000

Donald G. Kampmann      Outside Director              51  January 2001

James S. Dixon          Outside Director              57  January 2001

Directors:

BERNARD L. BRODKORB (October 1997 to July 2000; January 2000 to present) was the Treasurer, Chief Financial Officer and a director of the Company since it's inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief Financial Officer and Director on July 2000. He was elected to the board of directors in January 2001, elected by the board of directors as interim President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ROGER G. GARMANN (August 2000 to present) is an outside director of the Company from August 2000 to present. Mr. Garmann has a law enforcement background and worked for ISAI's wholly owned subsidiary International Strategic Assets, Inc for five years as a salesman.

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Kampmann is President of Freeland Financial Services and Minneapolis Financial Center, a Minnesota mortgage placement and service center for mortgage loans for over the last six years.

JAMES S. DIXON (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Dixon has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Dixon has been Vice President and Secretary of West America Securities, Inc. of Scottsdale, Arizona during the last six years.

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

In 2001, Bernard Brodkorb and Doubletree Capital Partners, Inc. failed to file initial statements of beneficial ownership due to the uncertain amount of shares that will be due Doubletree Capital Partners, Inc. as a result of the reorganization efforts of the company. In 2002, Bernard Brodkorb, Charles Newman and Doubletree Capital Partners, Inc. filed Statements of Beneficial Ownership on Form 3. In 2004, Bernard Brodkorb, Charles Newman and Doubletree Capital Partners, Inc. filed Statements of Beneficial Ownership on Form 3.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as well as all Board of Director's members.

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

For the fiscal year ended September 30, 2004 and the fiscal year ended December 31, 2003, no cash compensation was paid to executive officers or directors.

The following table sets forth information the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                                SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-----------------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                     LONG TERM COMPENSATION

                                                                    AWARDS                   PAYOUTS
                                                 OTHER     RESTRICTED    SECURITIES
NAME AND                                         ANNUAL       STOCK       UNDERLYING    LTIP     ALL OTHER
PRINCIPAL     FISCAL                            COMPENSA      AWARD        OPTIONS     PAYOUTS    COMPENSA
POSITION      YEAR      SALARY ($)   BONUS ($)    TION ($)      ($)          SARS ($)     ($)       TION($)
-----------------------------------------------------------------------------------------------------------

Bernard L.     2004   $75,000(1)(2)    -0-        -0-         -0-           -0-         -0-     $    ( )
Brodkorb       2003   $75,000(1)(2)    -0-        -0-         -0-           -0-         -0-     $25,000 (3)
President
-----------------------------------------------------------------------------------------------------------

All Other      2004       -0-          -0-        -0-         -0-           -0-         -0-         0
Directors      2003       -0-          -0-        -0-         -0-           -0-         -0-     $75,000(4)
----------------------------------------------------------------------------------------------------------

(1) This compensation was recorded on the books of the Company as compensation -non cash-consulting and accrued as Accounts Payable -Related Party.

(2) During the year ended December 31, 2003, 357,143 shares of stock were authorized to the President as partial payment of this compensation. These shares were issued in May, 2004.

(3) This compensation was received on the books of the Company as directors fees non cash and was paid with the issuance of 35,715 shares of common stock valued at $0.70 per share. This director fee payment is for the years 2000, 2001, 2002, and 2003.

(4) This compensation was recorded on the books of the Company as directors' fees non cash and was paid with the issuance of 107,142 shares of common stock valued at $0.70 per share. These directors' fees are for the years 2000, 2001, 2002, and 2003.

Director Compensation

In 2004, Directors did receive 142,850 compensational shares as compensation for their services as directors for the four years ended December 31, 2003. These shares were voted and approved by the Board of Directors in December 2003 and were valued at $.70 per common share to be issued, ($100,000) for the year ended December 31, 2003. This is the only compensation ever paid to any of the directors for their services on the Company's Board.

In late 1997, the three directors of the Company at the time (Mr. Durand, Mr. Brodkorb and Mr. Wolfbauer) were granted warrants to purchase a total of 13,279 (post-split) shares of common stock of the Company at an exercise price of $1.00 per share (post split adjusted) over a five-year term, with Mr. Durand receiving warrants to purchase 7,143 (post-split) common shares, Mr. Brodkorb receiving warrants to purchase 2,857 (post-split) of these shares, and Mr. Wolfbauer receiving warrants to purchase 3,279 (post-split) of these shares. All of these warrants have expired as of September 30, 2004.

No Director compensation has been authorized for services for the year 2004 through February 15, 2005, the date of this 10KSB transition report filing.

Stock Options Granted for Compensation

We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the future.

In July 2004 the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2004, the stock options were still outstanding and none of the options had been exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

11-A. Security Ownership of Certain Beneficial Owners

                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   18,904,701             95.02%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Bernard L. Brodkorb (2)                  9,639,369             48.45%
St. Paul, MN.

(1) Includes 10,421,516 shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 800,079 shares which may be acquired upon Conversion of convertible loans payable and accrued interest payable at September 30, 2004; 21,429 common shares acquired in November, 2000 and 1,232,143 common shares held by an affiliated company to be distributed to creditors of ShoptropolisTV.com, a former subsidiary company of ISAI, as may be deemed necessary for the resolution of any contingent, non-contingent and or real liabilities that may arise in the future.

(2) Includes a beneficial interest in warrants to purchase 6,000,000 shares exercisable at $0.60 per share issued to Doubletree Capital Partners, Inc.; includes 50% beneficial interest in Doubletree Capital Partners, Inc.; includes 8,929 common shares owned since 1998 and 392,857 common shares issued in 2004, which would result in total ownership shares of 9,639,369.

11-B. Security Ownership of Management

                                        Number of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (3)                 18,904,701             95.02%
St. Paul, MN

Roger G. Garmann (4)                             38,875               .21%
Lakeville, MN

Donald G. Kampman (5)                            35,714               .18%
Prior Lake, MN.

James S. Dixon (5)                               35,714               .18%
Scottsdale, AZ.
                                             ----------            ------
Directors and executive officers as a group  19,015,004             95.67%
 (4 persons, including those named above)
 (3) Includes 50% beneficial interest in warrants to purchase shares exercisable at $.60 per share.
 (4) Includes 35,714 common shares issued in 2004.
 (5) Includes 35,714 common shares issued in 2004.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The promoters of the Company from the founding of the Company in October 1997 are Gerald J. Durand (October 1997 to December 2000), Bernard L. Brodkorb, Jr. (October 1997 to July 2000, and January 2001 to present), Ronald G. Wolfbauer (October 1997 to May 2000) and Michael G.W. Birch (October 1997 to December
1999) also collectively known as the founders of the Company. Incident to the founding and organization of the Company in October 1997, the promoters of the Company received the following shares of common stock and related warrants incident to services rendered by them regarding the founding and organization of the Company. Their services were valued on the basis of $.0001 per share (Pre-split).
Name of Founder                   Common Shares Issued     Common Shares
                                                          Exercisable by
                                                                 Warrant
                                      (post-split)           (post-split)
--------------------------------------------------------------------------
Gerald J. Durand                           42,857                     0
Bernard L. Brodkorb                        12,500             6,000,000
Ronald G. Wolfbauer                         3,279                     0
Michael G.W. Birch                         12,500                     0

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

In February 1999, Barbara McLean exercised warrants to purchase 10,929 (post-split) shares of common stock of the Company for $0.50 per share, or total consideration of $765,000. Ms. McLean exercised these warrants in connection with an offer by the Company to all warrant holders to reduce the exercise price from $1.00 to $0.50 for a temporary period. In total, warrants to purchase 16,729 (post-split) shares of common stock were exercised for $528,202 in cash and $642,838 value in gold bullion and coins.

In June 2002, Barbara McLean was issued 71,270 (post-split) shares of common stock in exchange for convertible debt of $498,887 in principal and accrued interest

In December 2003, the Company authorized issuing to the President, 392,857 (post-split) common shares as payment for consulting services rendered during the three years from 2001 to 2003 as the Company's President and his services as a Director. These shares were issued in June 2004.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

14.1 Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004 - $22,372; 2003 - $4,427.

The Company has issued a $10,000 retainer fee to the firm of Stonefield Josephson, Inc. as of September 30, 2004 for services rendered in connection with the audit of the Company's financial statements for the fiscal year ended September 30, 2004.

14.2 Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by George Brenner, C.P.A. that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0 in 2004 and 2003. Fees incurred by Stonefield Josephson, Inc. are included in Audit Fees.

14.3 Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance and tax planning: $0 and $0 in 2004 and 2003.

14.4 All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services by Mr. Brenner, other than the services reported above:
 $0 and $0 in 2004 and 2003.

14.5 Audit Committee's pre-approval policies and procedures.

The Registrant's committee consists of two Directors. The audit committee has adopted a written charter. The Registrant's Board of Directors has determined the Company does have a financial expert serving on its audit committee.

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

14.6 Work performed by other than the principal accountant's engagement of full time permanent employees.

The percentage of time expended by other than full time permanent employees of the principal accountant did not exceed 50%.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                   Title                          Date
___________________________________________________________________________

ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                    March 1, 2005
President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________________
/s/ Bernard L. Brodkorb,                                  March 1, 2005
By: Bernard L. Brodkorb
President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    March 1, 2005
By: Donald G. Kampmann        Director

______________________________________
/s/ James S. Dixon                                        March 1, 2005
By: James S. Dixon            Director

                            SECTION 302 CERTIFICATION

I, Bernard L. Brodkorb, certify that:

1. I have reviewed the annual report on Form 10-KSB of ISA Internationale
Inc.;

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, Chairman of the Board        Date: March 1, 2005

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ISA Internationale Inc., (the "Company") of Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Date: March 1, 2005

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


End of Report







3