Form 10QSB
period 2004-12-31
ISA INTERNATIONALE INC
filed 2005-04-06
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2004

                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                 41-1925647
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                 2560 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 483-3114

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 1, 2005, there were 2,573,758 of the Registrant's common stock, par value $.0001 per share, outstanding excluding 100,002 common shares not yet issued due to non-receipt of required papers from certain shareholders and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

The preferred stock was convertible into common shares issued (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of 0.025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states the preferred shares will convert into no less than 75% ownership of the then common shares to be outstanding.

As of December 31, 2004 the preferred shares upon conversion (post-split basis) would convert into no less than 10,654,275 additional common shares. The timing of the conversion is at the discretion of the holder.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
        Balance Sheet as of December 31, 2004 (unaudited)                3
        Statements of Operations for the three months
           ended December 31, 2004 (unaudited) and 2003 (unaudited) 4 Statements of Cash Flows for the three months ended
          December 31, 2004 (unaudited) and 2003 (unaudited)             5
        Notes to Condensed Financial Statements                       6-11

Item 2. Management's Discussion and Analysis of Plan of Operation    12-19

Item 3. Controls and Procedures                                         19

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               20

Item 2. Changes in Securities and Use of Proceeds                       20

Item 3. Defaults Upon Senior Securities                                 20

Item 4. Submission of Matters to a Vote of Security Holders             20

Item 5. Other Information                                               20

Item 6. Exhibits and Reports on Form 8-K                             20-21

Signatures                                                              21

Certifications                                                       22-23

                        ISA INTERNATIONALE INC.
                            BALANCE SHEET
                                               December 31,
                                                   2004
                                               (UNAUDITED)
ASSETS                                         ----------     --
Current assets:
   Cash and cash equivalents                   $   11,314
   Deposits                                         2,000
   Costs incurred for pending acquisitions         71,926
                                               ----------
Total Assets                                   $   85,240
                                               ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Common stock payable                        $   70,001
   Accounts payable - trade and taxes              15,819
   Convertible notes payable - related party      469,768
   Accrued interest payable - related party       144,598
   Accounts payable - related party               210,000
Convertible debentures, accrued interest,
   Accounts payable - disposed business
   Less Indemnification Agreement - related party       0
                                               ----------
Total current liabilities                         910,186
                                               ----------
Long-term liabilities:
   Convertible debenture payable
    Less indemnification Agreement - related party      0
                                               ----------
Total Liabilities                                 910,186

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at December 31, 2004                             500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     2,573,758 shares issued and outstanding
     at December 31                                   257
   Additional paid-in capital                   6,085,401
   Accumulated deficit                         (6,911,104)
                                               -----------
  Total Stockholders' Deficit                    (824,946)
                                               ----------
Total Liabilities and Stockholders' Deficit   $    85,240
                                               ===========
The accompanying notes are an integral part of these condensed financial statements.


                             ISA INTERNATIONALE INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Three Months Ended Three Months Ended
                                 December 31, 2004   December 31, 2003
                                 ------------------  -----------------

Operating revenue:                                0                 0

Operating expenses:
    General & administrative            $    38,381         $ 284,438
    Settlement expense                                        359,329
                                       ------------     -------------
        Subtotal Operating expenses          38,381           643,767
                                       ------------     -------------
        Operating loss                      (38,381)         (643,767)

Other income (expense):
    Interest expense                        (18,887)          (15,579)
                                         ------------    ------------

Net loss from continuing operations         (57,268)         (659,346)

    Extraordinary gain on
     extinguishment of debt                                    77,351
                                         ------------     -----------

Net Income (Loss)                     (57,268)         (581,995)
                                         ===========      ============

Basic and diluted (Loss) per share       $    (0.02)        $  (1.56)
                                        ============    ============
Average shares of common stock outstanding:
         Basic and diluted                 2,573,758          372,880
                                        ============    ============
Dividends per share of common stock          none              none
                                        ============    ============

The accompanying notes are an integral part of these condensed financial statements.


                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                               Three Months Ended December 31,
                                                     2004              2003
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from operations                           $   (57,268)       $(659,346)
  Gain from extraordinary item                                         77,351
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Deposits                                          (2,000)
    Costs incurred - pending acquisition             (32,121)
    Common stock payable - services                                   754,792
    Accounts payable and accrued expenses             10,795           (6,071)
    Accrued expenses - related party                  35,000          (75,000)
    Accrued interest payable - related party          13,594           10,287
    Accrued interest payable - convertible debentures                 (45,558)
                                                -----------------------------
  Cash provided by (used for) operating activities   (32,000)          56,455

Cash Flows From Financing Activities:
  Expense from stock issuance for convertible debt                    (65,000)
  Proceeds from issuance of convertible debt
     to related party                                 40,659           12,515
                                                -----------------------------
  Cash provided by (used for) financing activities    40,659          (52,485)

Net increase (decrease) in cash and cash equivalents   8,659            3,970

  Cash at beginning of period                          2,655            1,085
                                                -----------------------------
Cash and cash equivalents at end of period       $    11,314          $ 5,055
                                                =============================


Non-cash investing in financing transactions:
Additional paid in capital for
    Indemnification agreement                         5,293                 0
                                                   ----------       ---------
Total non-cash transactions                     $     5,293                 0
   ==========       =========

The accompanying notes are an integral part of these condensed financial statements.

                         ISA INTERNATIONALE INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1.) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

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

1.b) Asset Acquisition and Purchase Agreement

On August 19, 2004, the Company signed an asset purchase agreement with five related California Companies, wherein the Company (ISAI) would issue 5,250,000 shares of ISAI common stock and a combination of 4,000,000 bonus common shares and 5,250,000 common stock warrants at varying prices to purchase additional common shares over a three year period to be used to purchase the assets being acquired. The companies from whom the assets are being purchased have not been able to comply with certain terms of the agreement wherein two years of certified audits are required as a part of the acquisition agreement. Consequently, the agreement to purchase was amended on October 29, 2004 and again on January 13, 2005, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004 and recently January 14, 2005. Accordingly, the Company has not been able to complete the asset purchase agreement. ISAI has contingently issued into an escrow account arrangement 9,250,000 shares of ISAI common stock in exchange for certain assets of the acquired companies. Since the transaction has not closed, no recognition is being given in this report for the acquisition of these assets. Advanced costs in the form of travel, legal and accounting and consulting fees incurred to assist the certified audit, are being recognized as a receivable from the potential subsidiary whose assets are being acquired. If for any reason the agreement is not executed, ISAI may be forced to charge off these specific receivables, unless collection is obtained from the five companies to be acquired. Subsequent to December 31, 2004 additional costs for similar expenses have been incurred and these may also have to be accordingly charged off as uncollectible should the acquisition fail to be finalized.

Pending receipt of the required seller's certified audits for the years 2003 and 2004, now scheduled to be finalized by April 30, 2005, and their submission to the Securities and Exchange Commission, as required by the agreement, the transaction will be considered completed and reported by the Company at that time. ISAI has not taken effective control of the companies or assets as described in the asset purchase agreement nor will ISAI take effective control until the audits are completed and the agreement has closed.

1.c) Change in Fiscal Year

On November 4, 2004 the Company announced with an 8-K filing it was changing its fiscal year from December 31 to September 30, therein making fiscal year 2004 a nine-month period that commenced on January 1, 2004 and accordingly ended on September 30, 2004. Any references to the fiscal year 2004 will therefore be for a nine-month period of time from January 1 to September 30, 2004.

NOTE 2) SIGNIFICANT ACCOUNTING POLICIES

2.a) Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for three months ended December 31, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the nine months ending September 30, 2004.

During the year 2003 the Company executed certain stock based transactions.
As of December 31, 2004 and December 31, 2003, these transactions had not been processed through its transfer agent. Consequently, these transactions were recorded as "common stock payable". As of December 31, 2004, 100,002 common stock shares remain to be issued regarding transactions executed by the Company in 2003 valued at $0.70 per share or $70,001. Required papers requested from the debt holders have not been received.

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation, and used to value the 6,000,000 shares stock option for $60,000 to DCP (a related party) and the 1,200,000 shares to DLC (a related party) for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements through September 30, 2004.

2.c) Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2004 and 2003 all shares potentially issuable have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the periods ended December 31, 2004 and September 30, 2004 respectively there were 10,654,275 and 10,421,516 anti-dilution common shares potentially issuable.

NOTE 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has no operations and has incurred losses since its inception and, as a result, has an accumulated deficit of $6,911,104 at December 31, 2004. The net loss for the three month period ended December 31, 2004 was $57,268. The Company had convertible debenture debt in default in the amount of $ 150,000, plus related accrued interest payable of $94,574. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement and bring to a conclusion its reorganization efforts and resume operations. There can be no assurance that these actions will be successful.

NOTE 4) STOCK ISSUANCE:

4.a) Common Stock Payable
During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,277 (post-split) shares of common stock for services and debt restructuring costs. Of this amount, 1,000,878 shares have been issued and 100,002 shares remained to be issued to a convertible debenture holder as of September 30, 2004. Required paperwork to facilitate the transaction with the Company's Transfer Agent had not been received. Consequently, these transactions were recorded as "common stock payable" as of December 31, 2004 and September 30, 2004 respectively. The Company anticipates these shares will be issued by March 31, 2005.

Included in the approved common shares referred to above, were 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders received common shares at the negotiated price of $0.70 per share (post-split) as of September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003 and an additional $14,523 during the nine months ended September 30, 2004. All of these shares were issued by September 30, 2004, except the 100,002 common shares referred to above.

Note 5.) CONVERTIBLE DEBT

5.a) Convertible Debentures Payable

As of December 31, 2004 and September 30, 2004, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $94,574 and $88,473, respectively. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 6.2 to financial statements as this amount has been offset by a contra-indemnification receivable.

5.b) Convertible Notes Payable - Related Party

The Company issued convertible notes payable during the three month period ended December 31, 2004, to a related entity owned by two stockholders of the Company totaling $40,659. This increased the Convertible Notes Payable - Related Party account to $469,768 from $429,109 on September 30, 2004. These demand notes bear interest at 12%, are secured by the assets of the Company, and are convertible at the option of the holder into common stock at $0.70 per share. These notes were previously convertible at the rate of $2.80 per share, but in July 2004 the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share. The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price.

Interest expense on these notes was $13,594 and $10,285 during the three month periods ended December 31, 2004 and December 31, 2003, respectively. Accrued interest on these notes was $144,598 at December 31, 2004.

NOTE 6) RELATED PARTY TRANSACTIONS

6.1) Related Party Compensation

The Company incurred expenditures with its President and major stockholder for consulting services amounting to $35,000 of which $15,000 was for additional consulting services directly related to the acquisition efforts of the Company accrued as Costs Advanced- Acquisitions Pending for the three months ended December 31, 2004. This compares to $25,000 expensed in the three months ending December 31, 2003. These amounts have not been paid but recorded as Accounts Payable - Related Party

In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. These unpaid consulting services remain as accrued expenses at December 31, 2004. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and these shares were issued in 2004. Three other directors received a total of 107,145 shares issued in 2004 for their services.

6.2) Indemnification Agreement - Related Party

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $94,574, (2) One account payable - disposed business in the amount of $24,000 which is also covered by this indemnification agreement. At December 31, 2004, the debt indemnification accounts are summarized below:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable                94,574
  Account payable-disposed business                 24,000
  Convertible debenture payable                                    50,000
  Less, contra-indemnification receivable         (268,574)       (50,000)
                                                 ---------      ---------
  Net Balances at December 31, 2004:             $       0      $       0

The Company believes that beyond the $329,714 referred to above plus accrued interest that may occur after the date of the issuance of the Indemnification Agreement until all debts are settled and paid, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

(6.3) Restatement of June 30, 2004 Financial Statements and 10-QSB

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

                                         As Reported     Revised
      Total Assets                             $ 403         403
      Total Liabilities                    1,709,249   1,162,772
      Stockholders Equity                 (1,593,045) (1,032,045)
      Loss on extinquishment of debt                      14,523
      General and Administrative expense      83,916      83,916
      Interest expense                        31,886      31,885
      Net (loss)                            (115,802)   (130,324)

6.4) Convertible Notes Payable - Related Party

During the three months ending December 31, 2004, the Company issued an additional $40,659 of convertible debt to an entity controlled by two of the Company's stockholders, one of which is the Company's President. The convertible note holder, Doubletree Capital Partners, Inc., an entity controlled by the same parties listed as controlling DTL (See Note 1), holds a secured collateral interest in any assets the Company currently owns and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder. See note 5.b for more information.

NOTE 7) SUBSEQUENT EVENTS
On January 14, 2005, the Company announced by filing form 8-K it amended again its agreement originally dated August 19, 2004 and amended on November 2, 2004 to complete the acquisition of the assets of a privately held group of financial service companies. See Note 3 LIQUIDITY AND GOING CONCERN MATTERS and the Company's 8-K announcement for more details.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Forward Looking Statements

The information herein contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievement to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "could," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

Overview

The Company (ISAI), through its two former wholly owned subsidiaries Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., was engaged in two distinct businesses: (1) the development of a multimedia home shopping network primarily for the purpose of generating direct retail sales of varied products from T.V. viewers and internet shoppers, and (2) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

ISAI is presently attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ISAI disposed of the ShoptropolisTV.Com, Inc. on March 29, 2001 as a part of its reorganization efforts. Additional reorganization efforts include negotiation with creditors to restructure and convert debt to equity and actively seeking new business opportunities. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity. With the consummation of the indemnification agreement, ISAI believes it can now effect an acquisition and or a merger in 2005 and resume operations.

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through a acquisition with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which was a wholly owned subsidiary of ISAI. This subsidiary was acquired when the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This merger was effected as a reverse merger for financial statement and operational purposes. Accordingly, ISA regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997. ISAI sold ShoptropolisTV.com, Inc. on March 29, 2001. In January 1999, the Company redeemed and cancelled 1,650,000 shares held by three of the founding shareholders. No consideration was paid to the founding shareholders for the redemption.

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc., as a Minnesota corporation in March 1999. Its business was direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars. ISAI sold International Strategic Assets, Inc. on May 19, 2000 to an individual who was an officer and director of ISAI.

Since December 2000, the Company has been operationally dormant. The Company believes its shareholder base is its major asset. For the last four years, from January 2001 to present, the Company has been actively reorganizing its financial affairs and actively seeking merger or acquisition candidates offering growth and profit potential for its shareholders.

Results of Operations for the Three months ended December 31, 2004 and 2003.

Sales and Gross Profit

No sales were recorded for the three months ended December 31, 2004 and 2003 as operations were suspended. The Company plans to resume operations in 2005.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $38,381 for the three months ended December 31, 2004 and $284,438 for the three months ended December 31, 2003. The expenses in 2004 were principally for audit, consulting, office, salaries, and interest costs. At this time, the Company has no anticipation as to its operating expenses in future periods as it continues reorganization efforts. However, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the potential acquisitions and the Company efforts in obtaining new business operations. No advertising expense was incurred in 2004 or 2003.

Liquidity and Capital Resources

ISAI obtained its original capitalization through the sale of equity securities to a limited group of private investors known to management of ISAI. From the inception of ISAI in 1997 through December 31, 1997, ISAI raised $400,000 in cash through the sale of its common stock with accompanying warrants. In calendar year 1998, ISA raised an additional $833,376 in cash through sales of common stock and common stock with accompanying warrants. During a period from January through February 1999, ISAI raised a total of $1,171,040 through the exercise of outstanding warrants by existing shareholders, of which $528,702 was in cash and $642,838 was in gold bullion and coins transferred to ISAI. Such gold bullion and coins were immediately liquid to ISA, and were converted to cash. From September 1999 through February 2000, the Company raised $1,336,640 through the sale of unsecured convertible debentures.

From March 2000 through May 2000, the Company raised $255,000 from the sale of unsecured convertible debentures. In May 2000 the Company sold its wholly owned subsidiary, International Strategic Assets, Inc. (ISA), for a cash sum of $175,000. The $175,000 purchase price consisted of $75,000 for the purchase of approximately 43% of the outstanding common stock of ISA and $100,000 paid in connection with the subsequent redemption of the remaining 57% of the outstanding common stock of ISA. During the quarter ended June 30, 2000, the Company had one option exercised for 5,000 common shares for $6,850.

From July 2000 through October 2000, the Company sold a total of 902,857 shares of its Common Stock: 200,000 shares at a purchase price of $0.10 per share, 299,999 shares at a purchase price of $0.15 per share, and 385,000 shares at a purchase price of $0.20 per share, and 17,858 shares at a purchase price of $4,100 for a total amount of $146,100. In November 2000 the Company sold 5,000,000 shares of its Preferred Stock at a purchase price of $0.0002 per share for total consideration of $1,000, and, 2,999,999 shares of its Common Stock at a purchase price of $0.0097 per share for total consideration of $29,000.Also in November and December 2000 the Company obtained loans totaling $88,527 to settle unsecured debts using the Company's television broadcast and production equipment and office equipment and furniture as collateral. In March 2001 the collateral was disposed of in the sale of the discontinued operations of the Company.

In 2001 the Board of Directors of the Company issued additional shares to these stockholders to reflect a uniform purchase price for those shares purchased from July 2000 through October 2000 at a price of $0.06 per share. This resulted in an additional 1,547,142 shares being issued.

In the three months ended December 31, 2004 the Company received $40,659 from convertible demand notes payable from a related investor in connection with the continuing reorganization efforts. The convertible note holder, since November 2000, has held a secured collateral interest in any assets the Company owns or may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of December 31, 2004 the Company had Total Current Assets of $85,240 consisting of $11,314 in cash, $2,000 in Deposits, and $71,926 in Costs Advanced to a Related Party and $910,186 in Current Liabilities consisting of $225,819 in accounts payable, $70,001 in common stock payable, convertible notes payable- related party of $469,768 and related interest accruals of $144,598. Accordingly, the Company had a working capital deficit position of $824,946.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete reorganization of all of its financial affairs and obligations.

The Company is not currently seeking any additional sources of debt or equity financing beyond which is already in place with the financing agreement consummated in November 2000 with Doubletree Capital Partners, Inc. Until the reorganization process is completed, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by creditors of the Company.

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the fiscal nine months ended September 30, 2004 and year ended December 31, 2003, include explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2004 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2004 of $6,911,104. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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


Liquidity And Going Concern Matters

The Company has no operations and incurred losses since its inception and, as a result, has an accumulated deficit of $6,911,104 at December 31, 2004. The net loss for the three month period ended December 31, 2004 was $57,268. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $94,574. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for the acquisition activities and remains in default on certain debenture obligations amounting to $150,000 plus related interest of $89,338.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement and bring to a conclusion its reorganization efforts and resume operations. There can be no assurance that these actions will be successful.

Recent acquisition agreements announced in the Company's August 23, 2004 8-K filing, subsequently amended on November 2, 2004 and again on January 13, 2005, if executed, will give the Company an operating business subsidiary in the financial services industry in 2005. However, due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquired companies assets, liabilities, or revenues and expenses are included at December 31, 2004.

ISAI is providing bookkeeping assistance to assist in the completion of the agreement which requires the completion of the certified audit for the years 2003 and 2004 of the acquired companies. The Company has incurred cumulative costs of $71,926 related to this acquisition activity recorded as "costs incurred for pending acquisitions" in the financial statements for the period ending December 31, 2004. ISAI has not taken effective control of the companies or assets as described in the asset purchase agreement nor will ISAI take effective control until the audits are completed and the agreement has closed.

One remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters.
The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $150,000 in principal and $94,574 in accrued interest as of December 31, 2004. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 has agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term and is not in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

Item 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out as to the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based on that evaluation, the President has concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing, and disclosing information required to be disclosed by the Company under the Exchange Act.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ending September 30, 2006. During fiscal 2005, management will review and evaluate the effectiveness, and where necessary, enhance the Company's internal controls over financial reporting. The Company anticipates it may need to engage a third party to assist it with the design of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances that the Company will be in compliance with the requirements of Section 404 by September 30, 2006.

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ending December 31, 2004, the Company was not sued in any new legal matters.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2004, there were no common stock shares issued in payment and settlement of services and interest expense and debt retirements.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2004, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining default consists of short-term convertible debt principal amounting to $150,000 and long-term convertible debt in the amount of $50,000 with accrued interest thereon of $94,574 as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:
On November 3, 2004, the Company announced it had amended its acquisition agreement, originally dated August 19, 2004, to complete and finalize the acquisition of the privately-held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc. (MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc.(URI) - a wholly-owned subsidiary of MAMI to November 1, 2004. On August 19, 2004, ISAI completed the agreement to exchange common shares and common share warrants of ISAI for certain assets of the group of companies above. Paragraph 2.5 of the Asset Purchase Agreement, previously filed with the SEC in an 8-K dated 8-23-04, stated ISA Internationale Inc. would be provided audited financial statements within 70 days of closing and such audited statements would be used to apportion the 5,000,000 shares of common stock of ISAI among the three companies in accordance with the asset values being transferred from each of the companies to ISAI.

Subsequent to the amended agreement of October 29, 2004, the parties have again determined that audited financial statements for the periods covered by the revised agreement can not be provided as required by the agreement.

On November 4, 2004, the Company announced it changed its fiscal year end to September 30. Formerly it was December 31, 2004. Fiscal year 2004 will have only three quarters of activity from January 1, 2004 to September 30, 2004. ISAI reported its year-end results in Form 10-KSB. The Board of Directors of the Company approved the resolution to change its fiscal year as authorized under Article IX of its corporation bylaws on November 2, 2004.

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

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer
      Date: April 6, 2005

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) I, Bernard L. Brodkorb, certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB of ISA Internationale
   Inc.;

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, and Chief Financial Officer
    Date: April 6, 2005

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale Inc.,
(the "Company") of Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Dated: April 6, 2005






23