Form 10QSB
period 2005-03-31
ISA INTERNATIONALE INC
filed 2005-05-25
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practical date On May 20, 2005, there were 2,573,758 of the Registrant's common stock, par value $.0001 per share, outstanding excluding 124,242 common shares not yet issued due to non-receipt of required papers from certain shareholders and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

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

As of May 25, 2005 the preferred shares upon conversion (post-split basis) would convert into no less than 10,891,395 additional common shares. The timing of the conversion is at the discretion of the holder.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
        Balance Sheet as of March 31, 2005 (unaudited)                   3
        Statements of Operations for the three months and six months
          ended March 31, 2005 (unaudited) and 2004 (unaudited)          4
        Statements of Stockholder's Deficit for the six months ended
          March 31, 2005 (unaudited) and fiscal year 2004 (audited)      5
        Statements of Cash Flows for the three months and six months ended
          March 31, 2005 (unaudited)                                     6
        Notes to Condensed Financial Statements                       7-13

Item 2. Management's Discussion and Analysis or Plan of Operation    14-21

Item 3. Controls and Procedures                                         21

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3. Defaults Upon Senior Securities                                 22

Item 4. Submission of Matters to a Vote of Security Holders             22

Item 5. Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                             22-24

Signatures                                                              24

Certifications                                                       25-26

                        ISA INTERNATIONALE INC.
                            BALANCE SHEET
                                                     March 31,
                                                       2005
                                                   (Unaudited)
ASSETS                                              ----------
Current assets:
   Cash and cash equivalents                        $    4,291
   Deposits                                              2,000
   Costs incurred for pending acquisitions              95,809
                                                    ----------
Total Assets                                        $  102,100
                                                    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Common stock payable                             $  100,301
   Accounts payable - trade and taxes                   75,490
   Convertible notes payable - related party           493,871
   Accrued interest payable - related party            158,854
   Accounts payable - related party                    245,000
Convertible debentures, accrued interest,
   Accounts payable - disposed business
   Less Indemnification Agreement - related party            0
                                                    ----------
Total current liabilities                            1,073,516
                                                    ----------
Long-term liabilities:
   Convertible debenture payable
    Less indemnification Agreement - related party           0
                                                    ----------
Total Liabilities                                    1,073,516

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at March 31, 2005                                     500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     2,573,758 shares issued and outstanding
     at March 31, 2005                                     257
   Additional paid-in capital                        6,090,579
   Accumulated deficit                              (7,062,752)
                                                   -----------
  Total Stockholders' Deficit                         (971,416)
                                                   -----------
Total Liabilities and Stockholders' Deficit        $   102,100
                                                   ===========
The accompanying notes are an integral part of these condensed financial statements.

                             ISA INTERNATIONALE INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended              Six Months Ended
                                 March 31, 2005  March 31, 2004  March 31, 2005  March 31, 2004
                                 ---------------  --------------  --------------  --------------

Operating revenue:                             0              0               0              0

Operating expenses:
    General & administrative            $132,213         $38,302        170,595      $ 322,738
    Settlement expense                                                                 359,329
                                       ---------      ----------     ----------    ------------
        Subtotal Operating expenses      132,213          38,302        170,595        682,067
                                       ---------      ----------     ----------    ------------
        Operating loss                  (132,213)        (38,302)      (170,595)      (682,067)

Other income (expense):
    Interest expense                     (19,435)        (15,709)       (38,321)       (31,288)
                                         ---------    ---------        --------       ---------

Net loss from continuing operations     (151,648)        (54,011)      (208,916)      (713,355)

    Extraordinary gain on
     extinguishment of debt                                                             77,350
                                        ----------     --------      ----------        --------

Net Income (Loss)                       (151,648)        (54,011)      (208,916)      (636,005)
                                         ========      ========      ==========       =========

Basic and diluted (Loss) per share      $ (0.06)          (0.14)          (0.08)      $  (1.71)
                                        =========      =========     ==========       =========
Weighted average common shares outstanding:
         Basic and diluted             2,573,758        372,880       2,573,758        372,880
                                     ============      =========       ==========       ========
Dividends per share of common stock       none           none           none             none
                                     ============    =========       ==========       ========

The accompanying notes are an integral part of these condensed financial statements.


<caption>                                ISA INTERNATIONALE INC.
                                  STATEMENTS OF STOCKHOLDERS' DEFICIT
                SIX MONTHS ENDED MARCH 31, 2005 and NINE MONTHS ENDED SEPTEMBER 30, 2004

                                Preferred Stock     Common Stock   Additional                   Total
                                Number of  Par   Number of   Par    Paid-in    Accumulated  Stockholders
                                shares    Value    Shares  Value    Capital      Deficit.       Deficit
                              --------------------------------------------------------------------------

Balance, December 31, 2003     5,000,000  $500    372,880    $37   $4,986,437  $(6,605,736) $(1,618,762)


Stock issued for conversion of
convertible debentures at $0.70
per share                                         838,174     84      586,635                   586,719

Stock issued for interest due
to convertible debenture holders
at $0.70 per share                                  1,854      0        1,298          0          1,298

Issuance of common stock as
   Settlement to former convertible
   debenture holders and stockholders
   at $0.70 per share                             160,850     16      112,579          0        112,595

Issuance of common stock for DLC
Indemnification Agreement                       1,200,000    120      329,594          0        329,714

Value assigned to option
Agreement                                                              60,000                    60,000
Indemnification Agreement additional
  interest for two debenture holders                                    3,565                     3,565

Net income (loss) for period                                                      (248,100)    (248,100)
                              --------------------------------------------------------------------------
Balance, September 30, 2004    5,000,000  $500  2,573,758   $257   $6,080,108  $(6,853,836)  $ (772,971)
                              ==========================================================================
Indemnification Agreement additional
   interest for debenture holders                                      10,471                    10,471

Net income (loss) for period                                                      (208,916)    (208,916)
                              --------------------------------------------------------------------------
Balance, March 31, 2005        5,000,000 $500   2,573,758   $257   $6,090,579  $(7,062,752)  $ (971,416)
                              ==========================================================================



The accompanying notes are an integral part of these condensed financial statements.


                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                               Three Months      Six Months
                                               Ended March 31, Ended March 31
                                                     2005              2005
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from operations                           $  (151,648)       $(208,916)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Deposits                                                           (2,000)
    Costs incurred for pending acquisitions          (23,882)         (56,003)
    Common stock payable - services                   30,300           30,300
    Accounts payable and accrued expenses             64,848           75,643
    Accrued expenses - related party                  35,000           70,000
    Accrued interest payable - related party          14,256           27,850
                                                -----------------------------
  Cash provided by (used for) operating activities   (31,126)         (63,126)

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible debt
     to related party                                 24,104           64,762
                                                -----------------------------
  Cash provided by (used for) financing activities    24,104           64,762

Net increase (decrease) in cash and cash equivalents  (7,022)           1,636

  Cash at beginning of period                         11,313            2,655
                                                -----------------------------
Cash and cash equivalents at end of period       $     4,291          $ 4,291
                                                =============================


Non-cash investing in financing transactions:
Additional paid in capital for
    Indemnification agreement                         5,178            10,471
                                                   ----------       ---------
Total non-cash transactions                     $     5,178            10,471
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

1.b) Asset Acquisition and Purchase Agreement

On August 19, 2004, the Company signed an asset purchase agreement with five related California Companies, wherein the Company (ISAI) would issue 5,250,000 shares of ISAI common stock and a combination of 4,000,000 bonus common shares and 5,250,000 common stock warrants at varying prices to purchase additional common shares over a three year period to be used to purchase the assets being acquired. The companies from whom the assets are being purchased have not been able to comply with certain terms of the agreement wherein two years of certified audits are required as a part of the acquisition agreement. Consequently, the agreement to purchase was amended on October 29, 2004 and again on January 13, 2005, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and again recently on May 18, 2005. Accordingly, the Company has not been able to complete the original asset purchase agreement. ISAI has contingently issued into an escrow account arrangement 9,250,000 shares of ISAI common stock in exchange for certain assets of the acquired companies.

On May 11, 2005, the Company did complete a Portfolio Debt Purchase Agreement with two of the five Companies wherein ISAI did purchase $36,097,726 of face value Receivables for 1,250,000 restricted common shares of ISA Internationale Inc. This purchase agreement does change the original asset and stock purchase agreements wherein, if the "Collection Companies" can complete and deliver the certified audits of their Companies for the two years 2003 and 2004 on or before September 30, 2005, ISAI will compensate the Companies, pursuant to the terms of the Agreement, as amended, wherein 3,750,000 (revised from 5,000,000) common stock shares will be delivered to the Companies in exchange for the assets listed in Schedule 1.0 of the Asset Purchase Agreement by and between the Companies and ISA Acquisition Corporation, a Minnesota wholly owned subsidiary of ISA Internationale Inc., as adjusted on May 11, 2005.

Since neither of the transactions has closed as of March 31, 2005, no recognition is being given in this report for the acquisition of these assets. Advanced costs in the form of travel, legal and accounting and consulting fees incurred to assist the certified audit, are being recognized as a receivable from the potential subsidiary whose assets are being acquired. If for any reason the agreement is not executed, ISAI may be forced to charge off these specific receivables, unless collection is obtained from the five companies to be acquired. Subsequent to March 31, 2005 additional costs for similar expenses have been incurred and these may also have to be accordingly charged off as uncollectible should the acquisition fail to be finalized.

Pending receipt of the required seller's certified audits for the years 2003 and 2004, now scheduled to be finalized by September 30, 2005, and their submission to the Securities and Exchange Commission, as required by the agreement, the original transaction, as now adjusted, will be considered completed and reported by the Company at that time. ISAI has not taken effective control of the companies or assets as described in the asset purchase agreement nor will ISAI take effective control until the audits are completed and the agreement has closed.

1.c) Change in Fiscal Year

On November 4, 2004 the Company announced with an 8-K filing it was changing its fiscal year from December 31 to September 30, therein making fiscal year 2004 a nine-month period that commenced on January 1, 2004 and accordingly ended on September 30, 2004. Any references to the fiscal year 2004 will therefore be for a nine-month period of time from January 1 to September 30, 2004. Fiscal year 2005 will be from October 1, 2004 to September 30, 2005.

NOTE 2) SIGNIFICANT ACCOUNTING POLICIES

2.a) Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for three months ended December 31, 2004, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the nine months ending September 30, 2004.

During the year 2003 the Company executed certain stock based transactions.
As of March 31, 2005 these transactions had not been processed through its transfer agent. Consequently, these transactions were recorded as "common stock payable". As of March 31, 2005, 100,002 common stock shares remain to be issued regarding transactions executed by the Company in 2003 valued at $0.70 per share or $70,001 and 24,240 shares for consulting transactions executed by the Company in 2005 valued at $1.25 per share. Required papers requested from the debt holders have not been received. See note 4(a) Common Stock Payable.

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

2.c) Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2005 and 2004 all shares potentially issuable have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the periods ended March 31, 2005 and September 30, 2004 respectively there were 10,891,395 and 10,421,516 anti-dilution common shares potentially issuable.

NOTE 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has no operations and has incurred losses since its inception and, as a result, has an accumulated deficit of $7,062,752 at March 31, 2005. The net loss for the six month period ended March 31, 2005 was $208,916. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $99,752. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for the acquisition activities and remains in default on certain short term debenture obligations amounting to $150,000.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement and bring to a conclusion its reorganization efforts and resume operations. With the purchase on May 11, 2005 of the Portfolio Debt Receivables, the Company will commence operations in the troubled debt collection business, however, there can be no assurance that the original asset purchase agreement, as amended, and or the commencement of new operations as of May 12, 2005, will be successful.

NOTE 4) STOCK ISSUANCE:

4.a) Common Stock Payable
During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,277 (post-split) shares of common stock for services and debt restructuring costs. Of this amount, 1,000,878 shares have been issued and 100,002 shares remain to be issued to a convertible debenture holder as of March 31, 2005. Required paperwork to facilitate the transaction with the Company's Transfer Agent had not been received. Consequently, these transactions were recorded as "common stock payable" as of March 31, 2005 and September 30, 2004 respectively.

Also scheduled to be issued are 24,240 common shares for advisory services rendered by an outside consultant assisting in the review of potential acquisitions and assistance in the submission of Forms 10KSB and 10QSB and related audit matters for the quarters ended September 30, 2004, December 31 and March 31, 2005. An accrual of $30,300 has been made on the books of the Company for issuance of these shares at March 31, 2005. The Company anticipates all of these shares will be issued by June 30, 2005.

Included in the approved common shares referred to above, were 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders received common shares at the negotiated price of $0.70 per share (post-split) as of September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charged to the income statement of the Company of $359,329 for the year ended December 31, 2003 and an additional $14,523 during the nine months ended September 30, 2004. All of these shares were issued by September 30, 2004, except the 100,002 common shares referred to above.


Note 5.) CONVERTIBLE DEBT

5.a) Convertible Debentures Payable

As of March 31, 2005 and September 30, 2004, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $99,752 and $89,281, respectively. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000 and one long term debenture amounting to $50,000 totaling $200,000. Reference should be made to note 6.2 to financial statements as this amount has been offset by a contra-indemnification receivable.

5.b) Convertible Notes Payable - Related Party

The Company issued convertible notes payable during the three month period ended March 31, 2005, to a related entity owned by two stockholders of the Company totaling $24,104. This increased the Convertible Notes Payable - Related Party account to $493,871 on March 31, 2005 from $469,767 on December 31, 2004. These demand notes bear interest at 12%, are secured by the assets of the Company, and are convertible at the option of the holder into common stock at $0.70 per share. These notes were previously convertible at the rate of $2.80 per share, but in July 2004 the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share. The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price.

Interest expense on these convertible notes was $27,850 and $20,759 during the six month period ended March 31, 2005 and March 31, 2004, respectively. Accrued interest on these notes was $158,854 at March 31, 2005.

NOTE 6) RELATED PARTY TRANSACTIONS

6.1) Related Party Compensation

For the six months ended March 31, 2005 the Company incurred expenditures with its President and major stockholder for consulting services amounting to $70,000 of which $30,000 was for additional consulting services directly related to the acquisition efforts of the Company accrued as Costs Incurred for Pending Acquisitions. The remaining $40,000 in the six months ended March 31, 2005, compares to $45,000 expensed in the six months ending March 31, 2004. These amounts have not been paid but recorded as Accounts Payable - Related Party.

In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. There are additional unpaid consulting services remaining as Accounts Payable - Related Party at March 31, 2005 in the amount of $245,000. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and these shares were issued in 2004. Three other directors received a total of 107,145 shares issued in 2004 for their services up to December 31, 2003. No additional compensation has been authorized by the Board for services as Directors since December 31, 2003.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $99,752, (2) One account payable - disposed business in the amount of $24,000 which is also covered by this indemnification agreement. At December 31, 2004, the debt indemnification accounts are summarized below:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable                99,752
  Account payable-disposed business                 24,000
  Convertible debenture payable                                    50,000
  Less, contra-indemnification receivable         (273,752)       (50,000)
                                                 ---------      ---------
  Net Balances at March 31, 2005:                $       0      $       0

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

6.4) Convertible Notes Payable - Related Party

During the three months ending March 31, 2005, the Company issued an additional $24,104 of convertible debt to an entity controlled by two of the Company's stockholders, one of which is the Company's President. The convertible note holder, Doubletree Capital Partners, Inc., an entity controlled by the same parties listed as controlling DLC (See Note 6.2), holds a secured collateral interest in any assets the Company currently owns and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder. See note 5.b for more information.

NOTE 7) SUBSEQUENT EVENTS

On January 14, 2005, the Company announced by filing Form 8-K it amended again its agreement originally dated August 19, 2004 and amended on November 2, 2004 to complete the acquisition of the assets of a privately held group of financial service companies. See Note 3 - LIQUIDITY AND GOING CONCERN MATTERS and the Company's Form 8-K announcement for more details.

On May 18, 2005, the Company filed a Form 8-K announcement that ISA Acquisition Corporation (a Minnesota Corporation), a wholly owned subsidiary of ISAI, has signed an amended Asset Purchase Agreement and amended again its Stock Acquisition Agreements, all originally dated August 19, 2004, amended on October 29, 2004, and amended again on January 13, 2005, to complete and finalize the acquisition of the assets of a privately-held network of financial service companies located in California. The group of related companies are composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc.
(MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc. (URI) - a wholly-owned subsidiary of MAMI (the "companies").

Amendments to original agreements

The original Asset Purchase Agreement is being amended to:
1.) change the closing date to September 30, 2005 from April 30, 2005 as stipulated in the prior amended agreement (See exhibit 99.1), 2.) change Schedule A - List of Deliverable Assets to exclude assets now included in a new Portfolio Debt Purchase Agreement dated May 11, 2005,
3.) revise the purchase price in common shares of ISAI from 5,250,000 shares to 4,000,000 shares to be delivered after the seller satisfies the certified audit delivery conditions of the agreement, satisfactory to the Board of Directors of ISAI, for the years 2003 and 2004.

Also being amended is a Stock Purchase Agreement between ISA Acquisition Corporation and the First American Financial Family Services Corp., one of the seller companies, to purchase it's common stock held by the principal owner, wherein the effective closing date is changed to September 30, 2005 or earlier if the seller can deliver the consideration and requirements of the original purchase agreement, as amended on May 11, 2005. A copy of these amendments are attached hereto as Exhibits and incorporated herein by reference. See Note 3 - LIQUIDITY AND GOING CONCERN MATTERS and the Company's Form 8-K announcement of May 18, 2005 for more details.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On May 11, 2005, the Company through its wholly owned subsidiary, ISA Acquisition Corporation, purchased $36,097,726 of portfolio debt receivables and intends to commence operations in the troubled debt collection business. The Company now considers itself to be out of the reorganization period and again an operating company.

Results of Operations for the six months ended March 31, 2005 and 2004.

Sales and Gross Profit

No sales were recorded for the six months ended March 31, 2005 and 2004 as operations were suspended. The Company will resume operations in 2005 in the troubled debt collection business as a result of its purchase of $36,097,726 debt receivables. The Company's intention is to engage the services of a third party collection company and begin operations as an operating company again.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $170,595 for the six months ended March 31, 2005 compared to $322,738 for the six months ended March 31, 2004. The expenses in 2005 and 2004 were principally for audit, consulting, office, salaries, and interest costs. Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company efforts in obtaining new business operations. No advertising expense was incurred in 2005 or 2004. At this time, the Company has no anticipation as to its operating expenses in future periods as it begins to operate in the debt collection business.

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

In the six months ended March 31, 2005, the Company received $64,762 from convertible demand notes payable from a related investor in connection with the continuing reorganization efforts. The convertible note holder, since November 2000, has held a secured collateral interest in any assets the Company owns or may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of March 31, 2005, the Company had Total Current Assets of $102,100 consisting of $4,291 in cash, $2,000 in Deposits, and $95,809 in Costs Incurred for Pending Acquisitions and $1,073,516 in Current Liabilities consisting of $320,489 in accounts payable, $100,301 in common stock payable, convertible notes payable-related party of $493,871 and related interest accruals of $158,854. Accordingly, the Company had a working capital deficit position of $971,416.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future general and administrative and interest expenditures as well as interest expense currently due. The Company cannot continue its existence without a full and complete reorganization of all of its financial affairs and obligations as well as the capital requirements to support its operational activities required now as a result of the troubled debt purchase on May 11, 2005 and the related expenditures that will be required to be made.

The Company is not currently seeking any additional sources of debt or equity financing beyond which is already in place with the financing agreement consummated in November 2000 with Doubletree Capital Partners, Inc. Until the reorganization process is completed and capital needs required to be made as a result of the entry by the Company into the troubled debt collection as of May 11, 2005 are determined and defined, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by creditors of the Company.

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the fiscal nine months ended September 30, 2004 and year ended December 31, 2003, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2005 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

New Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to begin disposal efforts of the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, attempt to develop a successful business in the debt collection business and endeavor to find suitable candidates for merger or acquisition.

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of March 31, 2005 of $7,062,752. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional capital in order to support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

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

Control By Existing Management

One principal shareholder Doubletree Capital Partners, Inc. beneficially owns approximately 95.01% of the Company's outstanding common stock, compared to 95.10% on December 31, 2004. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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


Liquidity And Going Concern Matters

The Company has no operations and incurred losses since its inception and, as a result, has an accumulated deficit of $7,062,752 at March 31, 2005. The net loss for the six month period ended March 31, 2005 was $208,916. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $95,248. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for its uncompleted acquisition activities and related purchase of troubled debt and remains in default on certain debenture obligations amounting to $150,000 plus related interest of $95,248.

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

Recent acquisition agreements announced in the Company's August 23, 2004 8-K filing, subsequently amended on November 2, 2004 and January 13, 2005 and again on May 11, 2005, if executed, will give the Company an operating business subsidiary in the financial services industry in 2005. However, due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquired companies assets, liabilities, or revenues and expenses are included at March 31, 2005.

ISAI is providing bookkeeping assistance to assist in the completion of the agreement, which requires the completion of the certified audit for the years 2003 and 2004 of the acquired companies. The Company has incurred cumulative costs of $95,809 related to this acquisition activity recorded as "costs incurred for pending acquisitions" in the financial statements for the period ending March 31, 2005. ISAI has not taken effective control of the companies or assets as described in the asset purchase agreement nor will ISAI take effective control until the audits are completed and the agreement has closed.

One remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters.
The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $150,000 in principal and $95,248 in accrued interest as of March 31, 2005. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is not in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ending March 31, 2005, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, there were 24,240 common stock shares accrued to be issued in payment and settlement of consulting services.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2005, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining default consists of short-term convertible debt principal amounting to $150,000 and long-term convertible debt in the amount of $50,000,which is not in default, with combined accrued interest thereon of $99,752 as of March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:
On November 3, 2004, the Company announced it had amended its acquisition agreement, originally dated August 19, 2004, to complete and finalize the acquisition of the privately-held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc.
(MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc.(URI),a wholly-owned subsidiary of MAMI to November 1, 2004. On August 19, 2004, ISAI completed the agreement to exchange common shares and common share warrants of ISAI for certain assets of the group of companies above. Paragraph 2.5 of the Asset Purchase Agreement, previously filed with the SEC in an 8-K dated 8-23-04, stated ISA Internationale Inc. would be provided audited financial statements within 70 days of closing and such audited statements would be used to apportion the 5,000,000 shares of common stock of ISAI among the three companies in accordance with the asset values being transferred from each of the companies to ISAI.

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

On May 18, 2005 the Company filed a Form 8-K announcement that ISA Acquisition Corporation (a Minnesota Corporation), a wholly owned subsidiary of ISAI, has signed a new Asset Purchase Agreement and amended again its agreements originally dated August 19, 2004, amended on October 29, 2004 and January 13, 2005 to complete and finalize the acquisition of the assets of a privately-held network of financial service companies located in California. The group of related companies are composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc. (MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc. (URI) - a wholly-owned subsidiary of MAMI (the "companies").

Amendments to original agreements

The original Asset Purchase Agreement is being amended to:
1.) change the closing date to September 30, 2005 from April 30, 2005 as stipulated in the prior amended agreement (See exhibit 99.1), 2.) change Schedule A - List of Deliverable Assets to exclude assets now included in a new Portfolio Debt Purchase Agreement dated May 11, 2005,
3.) revise the purchase price in common shares of ISAI from 5,250,000 shares to 4,000,000 shares to be delivered on or before September 30, 2005 when the seller satisfies the deliverable conditions of the agreement, satisfactory to the Board of Directors of ISAI, including the transfer of assets and certified audits of the companies accounting records for the years 2003 and 2004.

Also being amended is a Stock Purchase Agreement between ISAI and the seller companies to purchase the common stock of one of the seller companies held by the principal owner changing the effective closing date to September 30, 2005 or earlier if the seller can deliver the consideration and requirements of the original purchase agreement as amended on May 11, 2005. A copy of these amendments are attached hereto as Exhibits and incorporated herein by reference.

New Portfolio Debt Purchase Agreement

On May 18, 2005, the Company filed an 8-K announcement wherein it announced that on May 11, 2005, the Company did complete a Portfolio Debt Purchase Agreement with two of the five Companies wherein ISAI did purchase $36,097,726 of face value Receivables for 1,250,000 restricted common shares of ISA Internationale Inc. This purchase agreement does change the original asset and stock purchase agreements wherein, if the "Collection Companies" can complete and deliver the certified audits of their Companies for the two years 2003 and 2004 on or before September 30, 2005, ISAI will compensate the Companies, pursuant to the terms of the Agreement, as amended, wherein 3,750,000 (revised from 5,000,000) common stock shares will be delivered to the Companies in exchange for the assets listed in Schedule 1.0 of the Asset Purchase Agreement by and between the Companies and ISA Acquisition Corporation, a Minnesota wholly owned subsidiary of ISA Internationale Inc., as adjusted on May 11, 2005.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer
      Date: May 25, 2005

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a):

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, and Chief Financial Officer
    Date: May 25, 2005

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale Inc.,
(the "Company") of Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Dated: May 25, 2005






4



16