Form 10QSB/A
period 2004-06-30
ISA INTERNATIONALE INC
filed 2005-06-13
CIK 1095133

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

                             (651) 483-3114
                       (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practical date: On May 20, 2005, there were 2,573,758 of the Registrant's common stock, par value $.0001 per share, outstanding excluding 124,242 common shares not yet issued due to non-receipt of required papers from certain shareholders and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

On July 9, 2004, there were 1,211,055 of the Registrant's common stock, par value $.0001 per share, outstanding excluding 240,100 of common shares not yet issued due to non-receipt of required papers from certain shareholders and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

The preferred stock was convertible into common shares issued (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states the preferred shares will convert into no less than 75% ownership of the then common shares to be outstanding. As of June 30, 2004 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 5,814,222 additional common shares. The timing of the conversion is at the discretion of the holder.

This amended report is being submitted to reflect an earlier effective date of two transactions that should be applied to the Company's financial statements for the period ended June 30, 2004. See note (1.a) to Condensed Financial Statements for details.

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL STATEMENTS

Item 1. Financial statements
        Balance Sheet as of June 30, 2004 (unaudited)                    4
        Statements of Operations for the three months and six months
           ended June 30, 2004 and 2003 (unaudited)                      5
        Statements of Cash Flows for the six months ended
           June 30, 2004 and 2003 (unaudited)                            6
        Notes to Condensed Financial Statements                       7-11
        Report of Independent Registered Public Accounting Firm         12

Item 2. Management's Discussion and Analysis or Plan of Operation.   13-17

Item 3. Controls and Procedures                                         17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               18

Item 2. Changes in Securities and Use of Proceeds                       18

Item 3. Defaults Upon Senior Securities                                 18

Item 4. Submission of Matters to a Vote of Security Holders             18

Item 5. Other Information                                               18

Item 6. Exhibits and Reports on Form 8-K                                18

Signatures                                                              19

Certifications                                                       20-21

                        ISA INTERNATIONALE INC.
                            BALANCE SHEET
                                                        June 30,
                                                          2004
                                                      (UNAUDITED)
ASSETS                                                ----------
Current assets:
   Cash and cash equivalents                            $      403
                                                        ----------
Total Assets                                            $      403
                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Common stock payable                                 $  182,596
   Convertible debentures payable                          150,000
   Convertible notes payable                               375,583
   Accrued interest                                        202,822
   Accounts payable - trade and taxes                       17,771
   Accounts payable - related party                        140,000
   Accounts payable - disposed business                     44,000
                                                        ----------
Total current liabilities                                1,112,772
                                                        ----------
Long-term liabilities:
   Convertible debenture payable                            50,000
                                                        ----------
Total Liabilities                                        1,162,772
Commitments and Contingencies (note 7)

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at June 30, 2004 and December 31, 2003                    500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     1,211,055 shares issued and outstanding
     at June 30, 2004 and 372,880 shares at
     December 31, 2003, respectively                           121
   Additional paid-in capital                            5,573,070
   Accumulated deficit                                  (6,736,060)
                                                       -----------
  Total Stockholders' Deficit                          (1,162,369)
                                                       -----------
Total Liabilities and Stockholders' Deficit            $      403
                                                       ===========
The accompanying notes are an integral part of these condensed financial statements.



                                       ISA INTERNATIONALE INC.
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                        (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                        Three Months  Three Months    Six Months      Six Months
                                           Ended         Ended          Ended           Ended
                                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                       ------------  -------------  -------------  -------------

Operating expenses
     General & administrative         $    45,615     $  21,113      $   83,916   $     52,612
                                       ------------  -------------  -------------  ------------
        Subtotal Operating expenses        45,615        21,113          83,916         52,612
                                       ------------  -------------  -------------  ------------
        Operating loss                    (45,615)      (21,113)        (83,916)       (52,612)

Other income (expense):
     Interest expense                     (16,176)      (17,480)        (31,885)       (34,462)
                                       ------------  -------------  -------------  ------------

Net loss from continuing operations       (61,791)      (38,593)       (115,801)       (87,074)

                                       ------------  -------------  -------------  ------------
Income (Loss) before extraordinary items  (61,791)      (38,593))      (115,801)       (87,074)

Extraordinary item gain on
   Extinguishment of debt                 (14,523)        9,538         (14,523)         9,538
                                       ------------  -------------  -------------  ------------
Net Income (Loss)                         (76,314)      (29,055)       (130,324)       (77,536)
                                       ========================================================

   Basic earnings (Loss) per share
    Continuing operations                  (0.04)        (0.10)         (0.08)          (0.23)
    Extraordinary gain                     (0.01)         0.02          (0.01)           0.02
                                        ------------  ------------  -------------  ------------
    Total Net Gain (loss) per share   $    (0.05)     $  (0.08)      $  (0.09)      $   (0.21)
                                        ============  ============  =============  ============
Average shares of common stock outstanding
  (includes common stock payable shares):
  (re-stated for reverse stock split)
         Basic & Diluted                 1,451,384      372,880      1,451,270        372,880
                                        ============  ============  =============  ============
Dividends per share of common stock        none           none           none           none
                                        ============  ============  =============  ============

The accompanying notes are an integral part of these condensed financial statements.


                              ISA INTERNATIONALE INC.
                              STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)
                                                   Six Months Ended June 30,
                                                     2004              2003
                                                -----------------------------
Cash Flows From Operating Activities:
  Loss from operations                           $  (130,324)     $ (77,536)
    Adjustments to reconcile net loss
    from continuing operations to cash flow
    from operating activities:
    Accounts payable and accrued expenses             49,994         22,563
    Accrued interest                                  31,884         34,462
                                                ---------------------------
  Cash used by operations                            (48,446)       (20,511)
                                                ---------------------------
  Cash used by operating activities                  (48,446)       (20,511)
Cash Flows From Financing Activities:
  Stock issued to settle accrued liabilities          14,523              0
  Proceeds from issuance of convertible debt          29,271         20,663
                                                ---------------------------
  Net (decrease) in cash and cash equivalents         (4,652)           152
  Cash and cash equivalents at beginning
   of period                                           5,055          1,542
                                                ---------------------------
Cash and cash equivalents at end of period        $      403      $   1,694
                                                ===========================

The accompanying notes are an integral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for six months ended June 30, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and our recent Form 10-KSB report for the interim nine month period ended September 30, 2004.

(1.a) REASON FOR SUBMITTING AMENDEND REPORT

This amended report is being submitted to reflect an earlier effective date of two transactions that should be applied to the Company's financial statements for the period ended June 30, 2004. These changes were incorporated into our financial reports for our Form 10-KSB submission for the nine months ended September 30, 2004. The value of the indemnification agreement transaction had been recorded during the quarter ended June 30, 2004 in the previously determined amount of $561,000. The $561,000 was based upon a more encompassing list of unpaid liabilities from all prior operations of the Company, both parent and subsidiary included, The Company now deems their potential debt payment exposure to be limited to only the liabilities included on the Company's financial statements in the amount of $329,714 at the date of the issuance of the Indemnification Agreement by DLC, plus accrued interest that may occur until all debts are settled and paid. The valuation change herein discussed required this amended change to the Company's previously filed Form 10-QSB report with the Securities and Exchange Commission. Also the Company recorded in the second quarter an additional $14,523 in expense to issue an additional 20,747 shares of common stock for additional interest due to the conversion of a convertible debenture. The following table summarizes the changes to the financial statements as of June 30, 2004 before and after the revisions:

                                       Prior Reported     Revised
      Total Assets                             $ 403         403
      Total Liabilities                    1,709,249   1,162,772
      Stockholders Equity
        (not including net loss)          (1,593,045) (1,032,045)
      Loss on extinquishment of debt               0      14,523
      General and Administrative expense      83,916      83,916
      Interest expense                        31,885      31,885
      Net (loss)                            (115,802)   (130,324)

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

(3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception resulting in an accumulated deficit of $6,736,060 at June 30, 2004. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $81,772 in related interest as of June 30, 2004.
No interest payments were ever made by the Company on the debentures. These debentures were classified as current liabilities as of the end of the 2nd quarter of 2000. An additional $50,000 in Convertible 6% debentures is not in default and is classified as long-term liabilities. Accrued interest on the long-term debentures totals $2,224 as of June 30, 2004.

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

During the year ended December 31, 2003, the Company authorized 513,328 (post-split)common stock shares for issuance to all previously converted debenture holders and certain stockholders for the express purpose of equalizing their respective share conversion price for debenture principal and interest due the issued price of $.70 per share post split (see note 4) common stock payable. The Company continues to reorganize its financial affairs by negotiating with creditors to restructure and convert debt to equity. There can be no assurance these actions will be successful.

(4) STOCK ISSUANCE:
(4.a) COMMON STOCK PAYABLE
During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,276 (post-split) shares of common stock for services and debt restructuring costs. These new shares were issued June
30, 2004, except for 240,100 common stock shares that have not been completely processed by the company to the related debt holders. An additional 20,747 shares valued at $14,523 not previously issued was added to Common Stock Payable with this amended report bringing the account liability to $182,596.

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

(4.c) LOSS PER SHARE

All potentially issuable shares have been excluded from the loss per share, as their effect is anti-dilutive. The weighted average shares outstanding calculation used to determine loss per share includes the common stock payable transactions explained in (Note 4.a). The shares increased due to the additional 20,747 shares in common stock payable.

(5) INDEMNIFICATION AGREEMENT - RELATED PARTY

On July 1, 2004, the Company's Board of Directors approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the next four years from June 30, 2004. The Company has deemed the value of the transaction to be $329,714 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $89,338, (2) One account payable - disposed business in the amount of $24,000 is also covered by this indemnification agreement as of September 30, 2004. A $20,000 liability was settled. The Company believes that beyond the $329,714 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

(7) CONTINGENT LIABILITIES

The Company is not a party to any pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. However, the current reorganization efforts of the Company may not be to the satisfaction of any or all of its creditors and lawsuits could occur in the future. Consequently, the indemnification agreement includes $ in potential liabilities incurred by the company's former subsidiary. In addition, there is no material proceeding to which a director, officer, or affiliate of the issuer, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

Operating Expenses.

The only operating expenses were general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $83,916 for the six months ended June 30, 2004 and $52,612 for the six months ended June 30, 2003. The expenses were principally for audit, consulting, office and stock transfer fees costs. At this time the Company has no anticipation as to its operating expenses in future periods as it is continues its re-organization efforts.
No current expenses are being incurred except minimal office, telephone, legal, professional and consulting expenses relating to the re-organization efforts and ultimate disposition of the Company.

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

As of June 30, 2004, the Company had current assets of $403 in cash and $1,112,772 in current liabilities consisting of $157,771 in accounts payable,$44,000 in deferred payables for disposed business, $182,596 in common stock payable, convertible debentures payable in default totaling $150,000, convertible notes payable of $375,583 and related interest accruals of $202,822. Accordingly, the Company had a working capital deficit position of $1,112,369.

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

Subsequent to the date of their evaluation there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 47 of our Form 10-KSB report for the nine month period ended September 30, 2004 filed on March 31, 2005 incorporated hereby by reference.

 1.0  Incorporated by reference Form 8-K (filed July 29, 2004)
 2.0  Incorporated by reference Form 8-K (filed August 5, 2004)
 3.0  Incorporated by reference Form 8-K (filed August 23, 2004)
 4.0  Incorporated by reference Form 8-K (filed November 3, 2004)
 5.0  Incorporated by reference Form 8-K (filed November 4, 2004)
 6.0  Incorporated by reference Form 8-K (filed January 14, 2005)
 7.0  Incorporated by reference Form 8-K (filed May 18, 2005)


(b)  REPORTS ON FORM 8-K SUMMARY AND SUBSEQUENT EVENTS

On July 29, 2004, the Company announced that it signed a binding letter of intent to acquire a debt-free, privately held network of financial services companies located in California.

On August 5, 2004, the Company announced the engagement of Stonefield Josephson, Inc. Certified Public Accountant, as their principal certifying accountants.

On August 23, 2004, the Company announced it had completed an agreement to acquire the assets of a privately held network of financial services companies located in California.

On November 3, 2004, the Company announced it had amended its acquisition agreement originally dated August 19, 2004 to complete and finalize the acquisition of a privately held network of financial services companies to November 1, 2004 On August 19, 2004, ISAT completed the agreement to exchange common shares and common share warrants of ISAT for certain assets of the group of companies. Paragraph 2.5 of the Asset Purchase Agreement, previously filed with the SEC in an 8-K dated 8-23-04, stated ISA Internationale Inc. would be provided audited financial statements within 70 days of closing and such audited statements would be used to apportion the 5,000,000 shares of common stock of ISAI among the three companies in accordance with the asset values being transferred from each of the companies to ISAI. Subsequent to the amended agreement of October 29, 2004, the parties again determined audited financial statements for the periods covered by the revised agreement could not be provided as required by the agreement.

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

On January 14, 2005, the Company announced it amended again its agreement to complete and finalize the acquisition of the assets of a privately held network of financial services companies to April 30, 2005. A related Stock Acquisition Agreement was also amended.

On May 18, 2005, the Company announced that ISA Acquisition Corporation (a Minnesota Corporation), a wholly owned subsidiary of ISAT, has signed a new Asset Purchase Agreement and amended again its agreements originally dated August 19, 2004, amended on October 29, 2004, and January 13, 2005 to complete and finalize the acquisition of the assets of a privately held network of financial service companies located in California.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, and Chief Financial Officer
Date: June 10, 2005

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, and Chief Financial Officer
    Date: June 10, 2005

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale, Inc.,
(the "Company") of Form 10-QSB/A for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1.) the report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Bernard L. Brodkorb
   By: Bernard L. Brodkorb
   President, and Chief Financial Officer

Dated: June 10, 2005