Form 10QSB
period 2005-06-30
ISA INTERNATIONALE INC
filed 2005-08-24
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practical date On August 15, 2005, there were 3,948,000 of the Registrant's common stock, par value $.0001 per share outstanding and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

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

As of August 24, 2005 the preferred shares upon conversion (post-split basis) would convert into no less than 11,368,867 additional common shares. The timing of the conversion is at the discretion of the holder.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed Consolidated Balance Sheet as of
           June 30, 2005 (unaudited)                                     3
        Condensed Consolidated Statements of Operations for the three months
           and nine months ended June 30, 2005 and 2004 (unaudited)      4
        Consolidated Statements of Cash Flows for the three months and
           nine months ended June 30, 2005 (unaudited)                   5
        Notes to Condensed Consolidated Financial Statements          6-13

Item 2. Management's Discussion and Analysis or Plan of Operation    14-20
Item 3. Controls and Procedures                                         21

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3. Defaults Upon Senior Securities                                 22

Item 4. Submission of Matters to a Vote of Security Holders             22

Item 5. Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                             22-24

Signatures                                                              24

Certifications                                                       25-26

                     PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ISA INTERNATIONALE INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                                                  June 30, 2005
                    ASSETS                         ------------
Assets:
   Cash and cash equivalents                        $    1,821
   Trade receivables                                    30,248
   Purchased receivables, Net                        1,064,652
   Deposits and Other                                    2,129
   Costs incurred for pending acquisitions             121,580
                                                    ----------
Total Assets                                       $ 1,220,430
                                                    ==========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade and taxes                   14,478
   Common stock payable                                  3,900
   Convertible notes payable - related party           586,930
   Accrued interest payable - related party            175,021
   Accounts payable - related party                    280,000
  Convertible debentures, accrued interest,
   Accounts payable - disposed business
   Less Indemnification Agreement related party              0
                                                    ----------
Total current liabilities                            1,060,329
                                                    ----------
Long-term liabilities:
   Convertible debenture payable
    Less indemnification Agreement - related party           0
                                                    ----------
Total Liabilities                                    1,060,329

Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding
     at June 30, 2005                                      500
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     3,948,000 shares issued and outstanding
     at June 30, 2005                                      395
   Additional paid-in capital                        7,281,788
   Accumulated deficit                              (7,122,582)
                                                   -----------
  Total Stockholders' Deficit                          160,101
                                                   -----------
Total Liabilities and Stockholders' Deficit        $ 1,220,430
                                                   ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ISA INTERNATIONALE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended              Nine Months Ended
                                      June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                 ---------------  --------------  --------------  --------------

Operating revenue:                             0              0               0              0

Operating expenses:
    General & administrative            $ 47,517         $45,615        218,112      $ 368,354
    Settlement expense                                                                 359,328
                                       ---------      ----------     ----------    ------------
        Subtotal Operating expenses       47,517          45,615        218,112        727,682
                                       ---------      ----------     ----------    ------------
        Operating loss                   (47,517)        (45,615)      (218,112)      (727,682)

Other income (expense):
    Interest expense                     (21,403)        (16,176)       (59,724)       (47,464)
                                         ---------    ---------        --------       ---------

Net loss from continuing operations      (68,920)        (61,791)      (277,836)      (775,146)

    Extraordinary gain (loss) on
     extinguishment of debt                9,090         (14,523)         9,090          62,828
                                        ----------     --------      ----------        --------

Net Income (Loss)                        (59,830)        (76,314)      (268,746)      (712,318)
                                         ========      ========      ==========       =========

Basic and diluted (Loss) per share      $  (0.02)         (0.20)          (0.10)      $  (1.91)
                                        =========      =========     ==========       =========
Weighted average common shares outstanding:
         Basic and diluted             2,821,277         372,880      2,658,058        372,880
                                     ============      =========       ==========       ========
Dividends per share of common stock       none           none           none             none
                                     ============    =========       ==========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              ISA INTERNATIONALE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                               Three Months     Nine Months
                                               Ended June 30,  Ended June 30
                                                   2005             2005
                                                -----------------------------
Cash flows from operating activities:
  Loss from operations                            $   (59,830)      $(268,746)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Deposits and other assets                              29          (1,971)
    Costs incurred for pending acquisitions           (25,771)        (81,775)
    Common stock payable - services                   (96,401)        (66,101)
    Accounts payable and accrued expenses             (55,776)         19,868
    Accrued expenses - related party                   35,000         105,000
    Accrued interest payable - related party           16,167          44,017
                                                 -----------------------------
  Cash used for operating activities                 (186,582)       (249,708)

Cash flows from investing activities:
    Incorporation costs - new subsidiary                (158)           (158)
                                                 -----------------------------
  Cash used for investing activities                    (158)           (158)

Cash flows from financing activities:
    Proceeds from issuance of convertible debt
     to related party                                  93,059         157,821
    Proceeds from stock issued for services            21,210          21,210
    Proceeds from stock issued to settle debt          70,001          70,001
                                                 ----------------------------
  Cash provided by financing activities               184,270         249,032

Net decrease in cash and cash equivalents              (2,470)           (834)

  Cash at beginning of period                           4,291           2,655
                                                 ----------------------------
Cash and cash equivalents at end of period        $     1,821         $ 1,821
                                                 ============================

Supplemental disclosure of cash flow information:
Non-cash investing in financing transactions:
Additional paid in capital for
    Indemnification agreement                          5,236           15,707
Payment of accrued interest on convertible
    Debentures with common stock                      70,001           70,001
Stock issued to creditors for services                21,210           21,210
Stock issued for investment in subsidiary
    to purchase debt receivables                   1,094,900        1,094,900
                                                   --------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ISA INTERNATIONALE INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

1.b) Asset Acquisition and Purchase Agreement

On August 19, 2004, the Company signed an asset purchase agreement with five related California Companies, wherein the Company (ISAI) would issue 5,250,000 shares of ISAI common stock and a combination of 4,000,000 bonus common shares and 5,250,000 common stock warrants at varying prices to purchase additional common shares over a three year period to be used to purchase the assets being acquired. The companies from whom the assets are being purchased have not been able to comply with certain terms of the agreement wherein two years of certified audits are required as a part of the acquisition agreement. Consequently, the agreement to purchase was amended on October 29, 2004 and again on January 13, 2005, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and again recently on May 18, 2005. Accordingly, the Company has not been able to complete the original asset purchase agreement. ISAI has contingently issued into an escrow account arrangement 9,250,000 shares of ISAI common stock in exchange for certain assets of the acquired companies. Only 1,250,000 of these shares are included in the total shares issued and outstanding as of June 30, 2005.

On May 11, 2005, the Company did complete a Portfolio Debt Purchase Agreement with two of the five Companies wherein ISAI did purchase $38,724,836 (revised amount) of face value Receivables for 1,250,000 restricted common shares of ISA Internationale Inc. This purchase agreement does change the original asset and stock purchase agreements wherein, if the "Collection Companies" can complete and deliver the certified audits of their Companies for the two years 2003 and 2004 on or before September 30, 2005, ISAI will compensate the Companies, pursuant to the terms of the Agreement, as amended, wherein 3,750,000 (revised from 5,000,000) common stock shares will be delivered to the Companies in exchange for the assets listed in Schedule 1.0 of the Asset Purchase Agreement by and between the Companies and ISA Financial Services Inc. (formerly named ISA Acquisition Corporation), a Minnesota wholly owned subsidiary of ISA Internationale Inc., as adjusted on May 11, 2005.Recognition of the results of this contract are reflected in the financial statements as of June 30, 2005. Collection of the portfolio debt received by the California companies from May 11 to June 30, 2005 is recorded as a "Trade receivable" in the amount of $30,248. These funds were received prior to the date of this report.

Advanced costs in the form of travel, legal and accounting and consulting fees incurred to assist the certified audit, are being recognized as a receivable from the potential subsidiary whose assets are being acquired. If for any reason the agreement is not executed, ISAI may be forced to charge off these specific receivables, unless collection is obtained from the five companies to be acquired. Subsequent to June 30, 2005 additional costs for similar expenses have been incurred and these may also have to be accordingly charged off as uncollectible should the acquisition fail to be finalized.

Pending receipt of the required seller's certified audits for the years 2003 and 2004, now scheduled to be finalized by September 30, 2005, and their submission to the Securities and Exchange Commission, as required by the agreement, the original transaction, as now adjusted, will be considered completed and reported by the Company at that time. ISAI has not taken effective control of the California "companies" and assets as described in the original asset purchase agreement except as provided by the new Asset Purchase Agreement dated May 11, 2005, which was a partial purchase of the assets not exceeding the threshold of effective control. ISAI will not take effective control until the audits are completed and the original agreement has closed.

1.c) Change in Fiscal Year

On November 4, 2004 the Company announced with an 8-K filing it was changing its fiscal year from December 31 to September 30, therein making fiscal year 2004 a nine-month period that commenced on January 1, 2004 and accordingly ended on September 30, 2004. Any references to the fiscal year 2004 will therefore be for a nine-month period of time from January 1 to September 30, 2004. Fiscal year 2005 will be from October 1, 2004 to September 30, 2005. The Company has adjusted its presentation of comparable prior year periods to facilitate similar period of time comparison.

NOTE 2) SIGNIFICANT ACCOUNTING POLICIES

2.a) Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for nine months ended June 30, 2005, are not necessarily indicative of the results that will be realized for a full year or future periods. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the nine months ending September 30, 2004.

On June 29, 2005 transactions for stock formerly recorded as "common stock payable" were processed through its transfer agent and stock was issued. The transactions were recorded as 100,002 common stock shares for settlement of convertible debt interest by the Company in 2003 valued at $0.70 per share or $70,001 and 24,240 shares for consulting transactions executed by the Company in 2005 valued at $1.25 per share. The shares issued in exchange for services were subsequently revalued at $.875 resulting in an extraordinary gain on settlement of payables in the amount of $9,090. See note 4(a) Common Stock Payable.

2.b) Purchased Receivables Portfolios and Revenue Recognition

The Company's balance sheet has a new account called Purchased Receivables. Purchased Receivables are debts that have been written off as uncollectible by the original organization after unsuccessfully attempting to collect the debt. ISAT purchases this debt at a substantial discount from face value (the original amount owed less payments) from various organizations and financial services companies. Purchases of portfolio inventory are recorded at cost. Cash flow generated by financing activities such as selling stock or debt instruments and from operations are used to purchase the receivables.

The Company accounts for its investment in purchased receivables under the guidelines in the Accounting Standards Executive committee Statement of Position 03-3, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer" and Practice Bulletin 6 (PB 6), "Amortization of Discounts on Certain Acquired Loans". The provisions of SOP 03-3 were adopted by the Company effective in May 2005 and apply to Purchased Receivables acquired after May 11, 2005, the first date the Company has completed purchasing this category of asset. A portfolio containing similar types of accounts is purchased and recorded as a pool at its acquisition cost. Pools purchased after 2004 may be aggregated into a single pool (static pool), within each quarter, based on common characteristics. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or not aggregated, retains its own identification and its composition does not change. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairment.

The cost recovery methods prescribed by PB 6 and SOP 03-3 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully recovered the cost of the portfolio. The Company will be using the cost recovery method of revenue recognition until it establishes sufficient data to reasonably predict collection income and utilize an alternative method of revenue recognition based on allocating purchased portfolios to static pools within a quarter, estimating an internal rate of return (IRR) based on historical cash collections for portfolios with similar characteristics. The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Based on historical data on collections, each pool is given an expected life, usually 5 years. The actual life of the pool will vary but the Company expects the pool to amortize somewhere between 50 to 60 months depending on the age of the accounts when the portfolio was purchased. Monthly cash inflows exceeding the amortized estimate recognized as revenue will reduce the carrying value of the static pool and conversely if collections fall below revenue estimates the difference is added to the book value of the portfolio receivables. In 2005 under SOP 03-3, if the revised estimate of cash flows (IRR) is less than the original estimate, the IRR will remain unchanged and an immediate impairment to income is recognized.

Purchased portfolio contracts usually include provisions from the sellers providing recourse to the buyer covering death, bankruptcy, fraud, and settled or paid accounts prior to sale. The buyer is allowed a certain period of time to return for credit accounts qualifying for recourse, generally within 60 days. Returns are credited to the asset value of the Purchased Receivables.

The Company may sell all or a portion of a portfolio to other third parties in the collection industry. Proceeds from these sales will be compared to the carrying value of the portfolio and a gain or loss is recognized on the difference between the sale price and book value.

Changes in Purchased Receivable portfolios for the three months ended June 30, 2005 were as follow:

Beginning balance                                 $          0
Investment in Portfolios, net of buybacks            1,094,900
Cash collections                                     -  30,248(see note 2.b1)
Purchased receivable revenues                                0
Ending balance                                    $  1,064,652

2.b1 Note: Cash collections for the quarter were held in escrow by a third party servicer until the Company established the required systems and contractual arrangements with other third party collection organizations. These arrangements were completed by July 2005 and revenue recognition if any in accordance with the "cost recovery method" will be recorded in the fourth quarter of our fiscal year ending September 30, 2005. The Company has arrangements with unaffiliated third party collectors to remit net proceeds collected during the month to the Company by the twentieth day of the following month. Typically, the Company will record a percentage of the gross collections paid to the third parties as a charge to collection expense.

2.c) Use Of Estimates

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation, and used to value the 6,000,000 shares stock option for $60,000 to DCP (a related party) and the 1,200,000 shares to DLC (a related party) for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements through September 30, 2004 and for the nine months ended June 30, 2005.

2.d) Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2005 and 2004 all shares potentially issuable have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the periods ended June 30, 2005 and September 30, 2004 respectively there were 11,368,867 and 10,421,516 anti-dilution common shares potentially issuable.

NOTE 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has no operations and has incurred losses since its inception and, as a result, has an accumulated deficit of $7,122,582 at June 30, 2005. The net loss for the nine month period ended June 30, 2005 was $268,746. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $104,988. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement and bring to a conclusion its reorganization efforts. With the purchase on May 11, 2005 of the Portfolio Debt Receivables, the Company commenced operations in the troubled debt collection business, however, there is no assurance the original asset purchase agreement, as amended, and or the commencement of new operations after May 12, 2005, will be successful.

The portfolio debt receivables have been transferred to its subsidiary and the Company has established contractual relationships with third party agencies to begin collection activities. Collection account receipts in the amount of $30,248 on these purchased debt portfolio receivables were being held in escrow by the seller until the Company has its own collection procedures operational. This amount has been recognized on the books of the Company for the quarter ended June 30, 2005 as Trade Receivables as these receipts were received after June 30, 2005. The Company expects to be receiving additional income in the fourth quarter and subsequent quarters thereto on these purchased debt portfolios of distressed and troubled debt. Because the Company uses the cost recovery method of revenue recognition from troubled debt portfolio collections, management believes the effect on revenue recognition of including collection receipts held in escrow by the seller is not material and would have no effect on income for the third quarter. Management will report results of collection income received in the fourth quarter and subsequent thereto.

NOTE 4) STOCK ISSUANCE:

4.a) Common Stock Payable

During the year ended December 31, 2003, the Company and its board of directors approved for issuance 1,078,277 (post-split) shares of common stock for services and debt restructuring costs. Of this amount, 1,000,878 shares were issued in 2004 but 100,002 shares remained to be issued to a convertible debenture holder as of March 31, 2005. Required paperwork to facilitate the transaction with the Company's Transfer Agent had not been received. Consequently, these transactions were recorded as "common stock payable" at March 31, 2005 and September 30, 2004 respectively. As of June 30, 2005, all of these specific shares have been issued by the Company as all required paperwork for their related issuance has been received and processed by the Company.

Within the above issuance of shares, the Company issued 24,240 common shares for advisory services rendered by an outside consultant assisting in the review of potential acquisitions and assistance in the submission of Forms 10KSB and 10QSB and related audit matters for the quarters ended September 30, 2004, December 31 and March 31, 2005. The shares were originally valued at $1.25 per contract agreement but subsequently revalued at $.875 resulting in an extraordinary gain on the settlement of payables in the amount of $9,090. An additional accrual for additional contract services performed partially for stock was recorded in "Common stock payable" at June 30, 2005 for $3,900.

Note 5.) CONVERTIBLE DEBT

5.a) Convertible Debentures Payable

As of June 30, 2005, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $104,988. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000 and one long term debenture amounting to $50,000 totaling $200,000. Reference should be made to note 6.2 to financial statements as this amount has been offset by a contra-indemnification receivable.

5.b) Convertible Notes Payable - Related Party

The Company issued convertible notes payable during the three month period ended June 30, 2005, to a related entity owned by two stockholders of the Company totaling $24,104. This increased the Convertible Notes Payable - Related Party account to $586,930 on June 30, 2005 from $429,109 on September 30, 2004. These demand notes bear interest at 12%, are secured by the assets of the Company, and are convertible at the option of the holder into common stock at $0.70 per share. These notes were previously convertible at the rate of $2.80 per share, but in July 2004 the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share. The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price.

Interest expense on these convertible notes was $59,724 and $47,464 during the nine-month periods ended June 30, 2005 and June 30, 2004, respectively. Accrued interest payable on these notes was $175,021 at June 30, 2005.

NOTE 6) RELATED PARTY TRANSACTIONS

6.1) Related Party Compensation

For the nine months ended June 30, 2005 the Company incurred expenditures with its President and major stockholder for consulting services amounting to $105,000 of which $45,000 was for additional consulting services directly related to the acquisition efforts of the Company accrued as Costs Incurred for Pending Acquisitions. The remaining $60,000 in the nine months ended June 30, 2005, compares to $55,000 expensed in the nine months ending June 30, 2004. These amounts have not been paid but recorded as Accounts Payable - Related Party.

In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered. There are additional unpaid consulting services remaining as Accounts Payable -Related Party at June 30, 2005 in the amount of $280,000. No additional compensation has been authorized by the Board for services as Directors since December 31, 2003.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $104,988, (2) One account payable - disposed business in the amount of $24,000 which is also covered by this indemnification agreement. At June 30, 2005, the debt indemnification accounts are summarized below:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               104,988
  Account payable-disposed business                 24,000
  Convertible debenture payable                                    50,000
  Less, contra-indemnification receivable         (278,988)       (50,000)
                                                 ---------      ---------
  Net Balances at June 30, 2005:                 $       0      $       0


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

                                         As Reported     Revised
      Total Assets                             $ 403        $ 403
      Total Liabilities                    1,709,249   1,162,772
      Stockholders Equity                 (1,593,045) (1,032,045)
      Loss on extinquishment of debt                      14,523
      General and Administrative expense      83,916      83,916
      Interest expense                        31,885      31,885
      Net (loss)                            (115,801)   (130,324)

6.4) Convertible Notes Payable - Related Party

During the three months ending June 30, 2005, the Company issued an additional $93,059 of convertible debt to an entity controlled by two of the Company's stockholders, one of which is the Company's President. The convertible note holder, Doubletree Capital Partners, Inc., an entity controlled by the same parties listed as controlling DLC (See Note 6.2), holds a secured collateral interest in any assets the Company currently owns and any assets the Company may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder. See note 5.b for more information.

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

Also being amended is a Stock Purchase Agreement between ISA Acquisition Corporation and the First American Financial Family Services Corp., one of the seller companies, to purchase its common stock held by the principal owner, wherein the effective closing date is changed to September 30, 2005 or earlier if the seller can deliver the consideration and requirements of the original purchase agreement, as amended on May 11, 2005. A copy of these amendments are attached hereto as Exhibits and incorporated herein by reference. See Note 3 - LIQUIDITY AND GOING CONCERN MATTERS and the Company's Form 8-K announcement of May 18, 2005 for more details.

On July 28, 2005, the Company filed a Form 8-K announcement that it has completed the New Portfolio Debt Purchase Agreement as described in our Form 8-K filing on May 12, 2005. The only change from the original agreement signed on May 12, 2005 was the amount of face value of Portfolio Debt Receivables purchased was increased to $38,724,836 from $36,097,726 for the same 1,250,000 common shares due to various valuation differences.

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

Results of Operations for the nine months ended June 30, 2005 and 2004.

Sales and Gross Profit

No revenues were recorded for the nine months ended June 30, 2005 and 2004 while operations were suspended. The Company resumed operations in the third quarter of 2005 in the troubled debt collection business as a result of its purchase of $38,724,836 (face value) in debt receivables valued at $1,094,900 and engaged the services of third party collection companies. Collection revenues in the amount of $30,248 were collected in the quarter ended June 30, 2005 but has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company is currently in the process of obtaining from third party collectors currently employed by the Company estimates cash flow revenues that may come to the Company from these specific debt purchases. The Company does not believe that the cash flow estimates will be anywhere close to the amount estimated to be required to sustain Company operations in the future. Therefore, additional efforts are being expended to bring to the Company additional debt portfolio receivables for the operational source of future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $218,112 for the nine months ended June 30, 2005 compared to $368,354 for the nine months ended June 30, 2004. The expenses in 2005 and 2004 were principally for audit, consulting, office, salaries, and interest costs. Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company efforts in obtaining new business operations. No advertising expense was incurred in 2005 or 2004. At this time, the Company has no anticipation as to its operating expenses in future periods as it begins to operate in the debt collection business.

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

In the nine months ended June 30, 2005, the Company received $157,821 from convertible demand notes payable from a related investor in connection with the continuing reorganization efforts. The convertible note holder, since November 2000, has held a secured collateral interest in any assets the Company owns or may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder.

As of June 30, 2005, the Company had Total Assets of $1,220,430 consisting of $1,821 in cash, $2,000 in Deposits, $30,248 in Trade receivables, $1,064,652 in Purchased receivables - net, $121,580 in Costs Incurred for Pending Acquisitions and $129 in Organization Costs Amortized - Net. It had $1,060,329 in Current Liabilities consisting of $3,900 in Common Stock payable, $294,478 in accounts payable, convertible notes payable-related party of $586,930 and related interest accruals of $175,021.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company cannot continue its existence without a full and complete reorganization of all of its financial affairs and obligations as well as the capital requirements to support its operational activities required now as a result of the troubled debt purchase on May 11, 2005 and the related expenditures that will be required.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of June 30, 2005 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

New Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to sell the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, attempt to develop a successful business in the debt collection business and endeavor to find suitable candidates for merger or acquisition.

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of June 30, 2005 of $7,122,582. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional capital to support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company, at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc., beneficially owns approximately 95.06% of the Company's outstanding common stock, compared to 95.10% on December 31, 2004. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity And Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $7,122,582 at June 30, 2005. The net loss for the nine month period ended June 30, 2005 was $268,746. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $104,988. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for its uncompleted acquisition activities and related purchase of troubled debt and remains in default on certain debenture obligations amounting to $150,000 plus related interest of $104,988.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its pending asset acquisition agreement, resume operations, and bring to a conclusion its reorganization efforts. There can be no assurance these actions will be successful.

Recent acquisition agreements announced in the Company's August 23, 2004 8-K filing, subsequently amended on November 2, 2004 and January 13, 2005 and again on May 11, 2005, if executed, will give the Company an operating business subsidiary in the financial services industry in 2005. However, due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the original asset acquisition agreement, only the assets purchased on May 11, 2005 are included at June 30, 2005.

ISAI is providing bookkeeping assistance to assist in the completion of the agreement, which requires the completion of the certified audit for the years 2003 and 2004 of the acquired companies. The Company has incurred cumulative costs of $121,581 related to this acquisition activity recorded as "costs incurred for pending acquisitions" in the financial statements for the period ending June 30, 2005. ISAI has not taken effective control of the companies or assets as described in the asset purchase agreement nor will ISAI take effective control until the audits are completed and the agreement has closed.

One remaining officer is currently managing the Company. The Company has suspended its operations pending the resolution of its financial matters.
The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $150,000 in principal and $104,988 in accrued interest as of June 30, 2005. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is not in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ending June 30, 2005, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, there were 1,250,000 common stock shares issued in payment of debt portfolio receivables as part of the New Asset Purchase Agreement. These shares were valued at $1,094,900 or $0.876 per share based on value received. There were 124,242 common stock shares issued in the quarter ended June 30, 2005 related to a former convertible debenture holder (100,002) and a consultant engaged by the Company (24,240) for services rendered in an advisory capacity. An additional 3,120 common shares are due to be issued to the same consultant for additional services rendered during the quarter ended June 30, 2005. It is anticipated that these common shares will be issued during the quarter ended September 30, 2005.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2005, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining default consists of short-term convertible debt principal amounting to $150,000 and long-term convertible debt in the amount of $50,000,which is not in default, with combined accrued interest thereon of $104,988 as of June 30, 2005.

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

On July 28, 2005 the Company filed a Form 8-K announcement that it has completed the New Portfolio Debt Purchase Agreement as described in our Form 8-K filing on May 12, 2005.

The only change from the original agreement signed on May 12, 2005 was the amount of face value of Portfolio Debt Receivables purchased was increased to $38,724,836 from $36,097,726 for the same 1,250,000 common shares due to various valuation differences.

Name Change in Subsidiary and formation of New Subsidiary

On July 28, 2005, the Company also announced that ISA Acquisition Corporation (a Minnesota Corporation), a wholly owned subsidiary of ISAT, has changed its name to ISA Financial Services Inc. Additionally, ISA Financial Services Inc. announced it has formed a 100% wholly owned subsidiary named ISA Acceptance Corporation (a Nevada Corporation), after receiving notification from the State of Nevada as to its formation on July 26, 2005. ISA Acceptance Corporation will actively manage debt portfolios with the assistance of third party collection agency servicers upon commencement of business operations within the next 30 days. ISA Acceptance Corporation is also considering a private preferred stock equity offering under Rule 506 of Regulation D of the Securities Act.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer
      Date: August 24, 2005

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

/s/ Bernard L. Brodkorb
By: Bernard L. Brodkorb
    President, Chief Executive Officer, and Chief Financial Officer
    Date: August 24, 2005

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale Inc.,
(the "Company") of Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Dated: August 24, 2005