Form 10KSB
period 2005-09-30
ISA INTERNATIONALE INC
filed 2006-01-17
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                  FORM 10-KSB

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal year ended September 30, 2005.

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

$1,346,029 as of January 13, 2006, based upon the average bid price of $.90 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

The number of shares outstanding of the issuer's common stock as of January 13, 2006 were 3,956,880 shares, $.0001 par value.


On September 30, 2005, there were 3,948,000 shares of the Registrant's common stock, par value $.0001 per share, outstanding, excluding 8,880 common shares not yet issued and due and recorded as common stock payable at September 30, 2005 and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding. The preferred stock was convertible into common shares (pre-split) at a conversion rate of 3.5 common shares for each preferred share being converted. After giving effect to the reverse stock split that was effective January 22, 2004, the preferred stock is now convertible into shares at a convertible rate of .025 common shares for every preferred share being converted, however, the preferred shares also contain an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued as of September 30, 2005 and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 12,910,508 additional common shares.

The timing of the conversion is at the discretion of the holder.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)     Yes  [ }  No  [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [x]


                     DOCUMENTS INCORPORATED BY REFERENCE:

  NONE

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1.1 Corporate History, Organization and Recapitalization           4-5
Item 1.2 Personnel                                                        6
Item 1-A Important Factors                                             6-13
Item 2.  Description of Property                                      13-14
Item 3.  Legal Proceedings                                               14
Item 4.  Submission of Matters to a Vote of Security Holders             15


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15
Item 5-A Market, Holders and Dividends                                   15
Item 5-B Sales History of Unregistered Securities                     16-19
Item 6.  Management's Discussion and Analysis or plan of operation    19-23
Item 7.  Financial Statements and Supplementary Data                     23
           Table of Contents                                             24
           Reports of Independent Registered Public Accounting Firms  25-26
           Consolidated Financial Statements                          27-30
           Notes to Consolidated Financial Statements                 31-44

Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    44-45
Item 8.a. Controls and Procedures                                        45
Item 8.b. Exhibits and Reports on Form 8-K                               46
                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          49-50
Item 10. Executive and Director Compensation                             51
Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters                 52
Item 12. Certain Relationships and Related Transactions                  53
Item 13. Principal Accountant Fees and Services                          54
         Signatures                                                      55
         Certification pursuant to section 302                           56
         Certification pursuant to 18 U.S.C. 1350 906                    57
         Index to Exhibits, Form 10-KSB                                  58

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

In May 2005, the Company consummated its first purchase of performing, sub-performing and non-performing consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

  - charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

  - sub-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and are currently being serviced by collection agencies;

- performing receivables - accounts where the debtor is making regular payments or pays upon normal and customary procedures to collection agencies.

      The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies. The receivables purchased represented a portion of the companies owned and previously purchased consumer debt receivables. The Company does outsource its collections to carefully selected collection agencies. The Company will actively monitor collection performance and review and adjust collection and servicing strategies accordingly.

The purchased receivables consist primarily of credit cards, student loans, retail installment contracts, medical and other types of receivables. We intend to pursue new acquisitions of consumer receivable portfolios during the coming year.

For the year ended September 30, 2005, The Company had no recognized collection revenue due to the Company adoption of the "cost recovery" method of debt collection income. Since no conclusive statistics of collection by the Company can be realistic discerned to facilitate the development of reliable collection conclusions as to the amount, if any, of income that can ultimately from these new purchased debt portfolios, the Company is obligated, in accordance with industry standards and AICPA pronouncements regarding income recognition for troubled asset purchases to adopt the "cost recovery" method of income collection. Accordingly, the Company will recognize income from the collection of its portfolios only after it has collected the full purchase price of $1,094,900 for the portfolios purchased during the year.

The Company believes that the earliest year in which revenues could be recognized would by the years of 2009 and 2010, based upon the application of industry recognized standards for receiving cash collections on its purchased debt portfolios. However, for the year ended September 30, 2005, the Company did receive cash collections in the gross amount of $78,343. These collections of $78,343 were received since the portfolios were purchased on May 18, 2005 and through September 30, 2005 and they have been applied to the initial gross portfolio cost of $1,094,900 thereby reducing the carrying cost to the Company to $1,016,557.

Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

  -  levels of consumer debt;

  -  defaults of the underlying receivables; and

  - utilization of third-party agency collectors providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997 to $2.152 trillion at August 31 2005. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005. According to the ABA, credit card delinquencies stood at 4.81% in the first quarter of 2005.

As a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

The Company's strategy is to acquire additional portfolios and outsource collections. For these additional purchases, the Company will need to secure suitable financing to allow for these purchases of portfolios. At September 30, 2005, the Company does not have any new financing proposals or opportunities in existence. The Company will need to develop the strategy to acquire new financing.

Competition

The business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. The Company will be competing with other purchasers of consumer receivables, including third-party collection companies and other financial services companies who purchase consumer receivables.
Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital sources and markets.

1.2. Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company. On September 30, 2005, the Company had one administrative full time employee and three accountants retained as independent consultants and advisors.

Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in the year 2000 to dispose of the Shoptropolis Subsidiary and its precious metals subsidiary, International Strategic Assets, Inc. (ISA). On May 19, 2000, ISAI sold ISA to an individual who was an officer and director of ISAI. Shoptroplis was sold on March 29, 2001. All efforts of the Company up to the August 18, 2004 have been directed to a complete reorganization of all of its affairs.

On August 18, 2004, the Company entered into a contract to purchase the debt collection business assets of three California companies. The Company believed that it would be purchasing in excess of $5,000,000 in various assets such as cash, marketable securities, office furniture and fixtures and consumer debt receivables having a charged-off face value in excess of $200,000,000. The transaction was not completed in accordance with either the original negotiated contract terms or the subsequent negotiated revised terms. However, the Company did complete a purchase of a portion of these collection consumer debt receivables in May for a price of $1,094,900 in restricted common shares of the Company. The Company issued 1,250,000 in restricted common shares to the California collection companies in order to complete the purchase of the assets. This purchase of consumer debt receivables allows the Company to enter into the financial services industry, more specifically into the consumer debt collection business. The Company does intend to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is currently creating its operational and marketing strategy to further develop this business venture.

Therefore, the Company's prospects for its new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in the financial services industry.

Major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop within the financial services industry. There can be no assurance that ISAI can find and attract new capital for this new business venture and any other new business ventures and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments.

Other Risk Factors

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all and our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios.

The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

  -  the continuation of the current growth trend in consumer debt;

  - the continued volume of consumer receivable portfolios available for sale; and

  - competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

We have seen at certain times that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods.

The growth in consumer debt may also be affected by:

  -  a slowdown in the economy;

  -  reductions in consumer spending;

  -  changes in the underwriting criteria by originators; and

  -  changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt growth trend could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

  - the timing and amount of collections on our consumer receivable portfolios;

  - our inability to identify and acquire additional consumer receivable portfolios;

  - a decline in the estimated value of our consumer receivable portfolio recoveries;

   - increases in operating expenses associated with the growth of our operations; and

   -  general and economic market conditions.

We may not be able to recover sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

In order to operate profitably over the long term, which we have not yet been able to do since our inception, we must continually purchase and collect on a sufficient volume of receivables to generate cash that exceeds our costs.

Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are subject to intense competition for the purchase of consumer receivable portfolios and, as a result of this competition, if we are unable to purchase receivable portfolios, our profits, if any, will be limited.

We will be competing with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced.

Failure of our third party recovery partners to adequately perform collection services could materially reduce our revenues and our profitability, if any.

We are dependent upon outside collection agencies to service all our consumer receivable portfolios. Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.
Our collections may decrease if bankruptcy filings increase.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected. We may not be able to continue our operations if we are unable to generate funding from third party financing sources.

If we are unable to access external sources of financing, we may not be able to fund and grow our operations. The failure to obtain financing and capital as needed would limit our ability to purchase consumer receivable portfolios and achieve our growth plans.

We will possibly use estimates for recognizing revenue on a portion of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

The loss of any of our executive officers may adversely affect our operations and our ability to successfully acquire receivable portfolios.

Our Chairman, President and two other officers are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of these services by these individuals could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios until such time as replacement expertise can be found and utilized in the Company management process.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated there under and comparable statutes in states where consumers reside and/or where creditors are located:

  -  the Fair Debt Collection Practices Act;

  -  the Federal Trade Commission Act;

  -  the Truth-In-Lending Act;

  -  the Fair Credit Billing Act;

  -  the Equal Credit Opportunity Act; and

  -  the Fair Credit Reporting Act.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in almost all 50 states, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our recovery partners have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties. In addition, our third-party recovery partners may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our revenues and earnings.

Certain originators and recovery partners in the consumer credit industry have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to such class action suits or other litigation, our results of operations and financial condition could be materially adversely affected.

If a significant portion of our shares available for resale are sold in the public market, the market value of our common stock could be adversely affected.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 3,948,000 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 6,000,000 shares of our common stock were outstanding as of September 30, 2005. All of these options were vested and the exercise prices of such options were substantially lower than the current market price of our common stock. There are also 12,910,508 additional common shares that can be issued based upon the preferred shares conversion into common share rights and related anti-dilution that are currently held by the individuals who as a result therein, own and control 90.56% of the Company's potentially un-issued and issued common shares at September 30, 2005.

If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

History of Losses and Anticipated Further Losses

ISAI has generated no revenues to date and has an accumulated deficit as of September 30, 2005 of $7,316,544. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional capital in order to support the Company's anticipated day-to-day operations and settle the debt incurred by ISAI during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability

The debt collection business the Company recently entered into is being analyzed and appropriate business strategy models are being developed. The Company still needs to secure additional financing and is investigating new financing strategies.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2005 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 90.56% of ISAI's outstanding common stock, which includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board Board of Directors

Effects of Trading in the Over-the-Counter Market

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

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2560 Rice St., St. Paul, MN 55113. The President of ISAI, at the location of his own accounting business, provides office space to the Company for an annual charge of $4800 for personnel and consultants employed by the Company and also provides storage for Company records.

On August 19, 2004, ISAI entered into an asset acquisition agreement wherein ISAI would issue 5,250,000 shares of ISAI common stock shares on August 19, 2004 and a combination of 4,000,000 bonus common shares and 5,250,000 common stock warrants at varying prices to purchase additional common shares over a three year period. The companies from whom the assets were being purchased
(the "California Collection companies") were not able to comply with certain terms of the agreement wherein two years of certified audits were required as a part of the acquisition agreement. Consequently, the agreement to purchase was amended on October 29, 2004, January 13, 2005, and again on April 30, 2005. The agreement was not completed as of September 30, 2005, due to the inability of the California Collection Companies to deliver the requested certified audits for the years 2003 and 2004. Consequently, the agreement has been terminated in full and will not be pursued any further. The Company incurred costs in the amount of $146,755 through September 30, 2005. The Company is carrying as a note receivable-non current the amount of $95,809 which represents the expenses incurred by the Company through March 31, 2005 for which the Company received a promissory note and related collateral security agreement executed by the Collection Companies, wherein the California Collection Companies agree to reimburse ISA Internationale Inc.

The additional costs incurred through September 30, 2005 in the amount of $50,946 and all future costs expected to be incurred by the Company are being carried as a receivable from the Collection Companies at September 30, 2005, less an allowance for uncollectible receivables of a similar amount of $50,946 at September 30, 2005, due to these Collection Companies having filed a Chapter 7 Petition in U.S. Bankruptcy Court in Woodland Hills, California in October 2005.

Additional costs incurred beyond September 30, 2005 to the date of this report in the amount of $9,775 and all future additional costs expected to be incurred as a result of these Bankruptcy Court proceedings will be carried as a account receivable from the Collection Companies less a similar amount carried as an allowance for uncollectible costs.

The California Collection Companies have sought the protection of The United States Bankruptcy Court in Woodland Hills, California by filing voluntary Chapter 7 bankruptcy proceedings on October 13, 2005. The Company believes it will recover its incurred costs for these acquisition efforts due to their timely filed and properly recorded collateral security interest. The common shares of the Company that were issued in payment of the debt receivables purchased may provide the means whereby the Company receives its out of pocket costs. These incurred costs through September 30, 2005 in the amount of $146,755 were for travel, legal, bookkeeping and accounting and consulting fees incurred to assist the certified audit process required by the original asset acquisition agreement dated August 19, 2004. The Company believes it will collect these costs and any additional costs and damages it incurred from the bankruptcy process ongoing in U.S. Bankruptcy Court, Woodland Hills, CA.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2005, there were no submissions of any matters to a vote of the Company's security holders.

                              PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5-A. Market, Holders and Dividends

The Company's Common Stock traded publicly on the NASDAQ Over-The-Counter Electronic Bulletin Board (OTCBB) under the symbol "ISAI" since May 11, 1998 to January 21, 2004. From January 22, 2004 to present it has traded and quoted under the symbol "ISAT".

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

2002                            HIGH BID LOW BID
----
First Quarter                     $1.40   $1.40
Second Quarter                    $1.40   $1.40
Third Quarter                     $1.40   $0.84
Fourth Quarter                    $0.84   $0.84

2003
----
First Quarter                     $0.70    $.70
Second Quarter                    $0.70    $.70
Third Quarter                     $0.70    $.70
Fourth Quarter                    $0.70    $.70

2004
----
First Quarter                     $2.80   $0.52
Second Quarter                    $0.55   $0.52
Third Quarter                     $1.01   $0.55
Fourth Quarter                    $1.25   $0.55

2005
----
First Quarter                     $1.10   $0.35
Second Quarter                    $1.25   $0.35
Third Quarter                     $0.90   $0.55

For the period ending September 30, 2005, there were approximately 5 beneficial owners and approximately 335 registered holders of record of the Company's common stock. The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. The Company has provided for a preferred stock dividend that is derived from the beneficial conversion features contained in the preferred stock issuance in November 2000. The preferred stock conversion feature was never exercised. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. The declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends.

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

B.2 In November 2000, the Company issued 5,000,000 shares of its Preferred Stock to Doubletree Capital Partners, Inc., a Minnesota Corporation, in a private sale at $0.0002 per share, for total consideration of $1,000, and, 2,999,999 (pre-split) shares of its common stock to Doubletree Capital Partners, Inc. in a private sale at $0.0097 per share, for total consideration of $29,000. The preferred stock is convertible into common shares at a conversion rate of 3.5 common shares for each preferred share being converted. Furthermore, there is an anti-dilution provision clause in the preferred shares that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. The timing of the conversion is at the discretion of the holder. As a result of the reverse stock split that was declared in January 2004, effective as of January 22, 2004, the conversion feature has changed to .025 common shares for every preferred shared being converted the dimension, however, remains the same and Doubletree Capital Partners The anti-dilution will convert into no less than a 75% ownership of the then common shares outstanding. This was an isolated private transaction and exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, with the stock certificate being legended to prevent further disposition without registration or an appropriate exemption there from.

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

B.7 On January 12, 2004, by written action of the holders of a majority of the common stock outstanding, and at a duly called special meeting of its shareholders, the Company approved a 1 for 140 reverse stock split, effective January 22, 2004, for the purpose of reducing the number of shares outstanding to a more manageable level and make trading volume levels more relevant to the price of the Company's common stock on the NASDAQ OTC Bulletin Board. At the same meeting the shareholders also approved the increase of the aggregate number of shares of preferred stock authorized from 5,000,000 to 30,000,000.

B.8 In July 2004, the Company approved an Indemnification Agreement between the Company and Doubletree Liquidation Corporation (DLC),a related party, wherein the Company issued to DLC 1,200,000 unregistered shares of common stock for the express purpose of receiving as consideration from DLC, a guarantee from DLC that this issue of common shares will completely and finally settle the Company's liability to two debenture holders, including their respective accrued interest that is currently due, and or may be due on an estimated basis, upon completion of negotiations between the Company and these creditors whenever it occurs and also included the attempt to resolve the settlement of any and all liabilities that did arise from the operation of ShoptroplisTV.com during its final months of operations back in the years of 1999, 2000 and 2001. This payment of shares will finalize the Company's payment of these bills and related liabilities and will further allow the Company to procede with new acquisition efforts to bring shareholder value to the Company. These shares provide a buffer to protect the assets of any new acquisition candidate and preserve and protect the acquirees' assets and insure that their assets are not used to pay off old creditors and liabilities of ISAI or the Company. The Company, ISAI, chose not to initiate bankruptcy proceedings but instead reorganized its finances mainly through frank, friendly negotiations.

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

B.9 Subsequent to the recording of the Indemnification Agreement (reference should be made to note 1(b) of notes to financial statements at September 30,
2004) in July 2004, the Company through DLC settled with Mr. Gerard Ferri for a $20,000 unpaid trade payable and DLC will issue to him 7,143 shares from the 1,200,000 shares held by DLC for indemnification purposes. The Company removed the $20,000 accounts payable from its books as of September 30, 2004.

B.10 On August 13, 2004, the Company issued 1,854 shares to two investors to settle additional interest liabilities in the conversion of Convertible Debentures to stock at a negotiated price of $.70 per share for an addition to paid in capital of $1,298.

B.11 On September 14, 2004, the Company issued 160,850 common shares to an investor to settle convertible debenture liabilities and accrued interest amounting to $112,595 and previously approved by the Company in December 2003.

B.12 On July 1, 2004 the Board of Directors approved the issuance to Doubletree Capital Partners, Inc. a 6,000,000 common stock shares option to be effective as of July 1, 2004. The conversion price was set at $.60 per common share of common stock exercised. This common stock option will have a term of five years from July 1, 2004 and will be similar in all respects to a cashless exercise common stock option. DCP was awarded the common stock option as a means to preserve ownership interests as required in preliminary acquisition discussions. The Company recorded $60,000 of expense during the period ended September 30, 2004 for the granting of these options.

B.13 On June 29, 2005, The Company issued 100,002 shares to an investor to settle convertible debenture liabilities and accrued interest amounting to $100,301 and previously approved by the Company on December 2003 And July 2004

B.14 On June 29, 2005, The Company issued 24,240 common shares to a consultant for accounting and financing services rendered to the Company in the amount of $30,300.

B.15 On June 29, 2005, The Company issued 1,250,000 common shares to a subsidiary company, ISA Financial Services Inc., to complete their purchase of $43,733,000 of debt contract receivables from three California debt Collection Companies.

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

Overview

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition of Shoptropolis, which was a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such purchases, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997. ISAI's strategy since December 2000 to 2005 has been the restructuring of its financial affairs.

In May 2005, ISAI completed a contract to purchase distressed consumer debt Receivables. ISAI has outsourced the collection of these debts to an outside collection agency. The purchase price of $1,094,900 was paid to three California collection companies via the issuance of 1,250,000 restricted common shares. ISAI now considers its restructuring to be completed and will concentrate its efforts in the financial services industry, specifically in the debt collection business.

Results of Operations for the Twelve Months ended September 30, 2005.

Sales and Gross Profit

As a result of the discontinuance of its two business segments in prior years and no collection revenues being recognized from the collection efforts of the purchased portfolios, no sales or collection revenues were recorded for the twelve month period ended September 30, 2005, for the Company. The Company is using the "cost recovery" for collection revenue recognition and until such time as the entire cost of the purchased portfolios is recovered, there will be no income recognized as collection revenue.

Operating and Interest Expenses

General and administrative expenses were $361,677, for the twelve months ended September 30, 2005. The expenses for the fiscal year were principally for office occupancy, telephone changes, consulting costs ($79,694), President's consulting fees ($80,000), accounting ($66,956) and bad debt ($50,946) costs. Interest expenses increased to $83,112 in the twelve months ended September 30, 2005 from $50,646 for the nine months ended September 30, 2004 primarily the result of the increased borrowings from the Company's President and the related and affiliated finance company that has been the sole source of required working capital needs. General and administrative expenses were $122,931 for the nine months ended September 30, 2004. Additional interest charges continue to be recorded as interest expense due on previously non-converted and defaulted convertible debt obligations of the Company.

As a result of the Company's entry in the debt collection business, the Company has no specific anticipation as to new operating expenses in future periods, except for third party collections cost's which have been set at 35% of gross collections. These expenses will be recorded as portfolio collection cost as incurred by the Company on its portfolio debt collections. However, new current expenses are being incurred for interest, office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and the Company efforts in developing its new business operations in the debt collection business.

Gains and Losses.

Net loss for the fiscal year ended September 30, 2005 was $462,708. The operating loss in 2005 is due principally to charges for services rendered for consulting services and various legal, professional, accounting costs and bad debts incurred in the continuing reorganization activities of the Company and accrued interest expense related to debentures and note payable of the Company at September 30, 2005.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2005 the Company raised $180,411 respectively from convertible demand notes payable from a related investor. The demand loans are convertible into common shares of the Company at the rate of $0.70 per share, bearing interest at the rate of 12% per annum and are collateralized by all the assets of the Company. Conversion is at the discretion of the related investor.

As of September 30, 2005, the Company had current assets of $18,963 in cash, $15,766 in trade receivables due from its third party collector (net of the third party collection fee of 35%). At the same time, the Company had $1,148,567 in current liabilities consisting of $13,531 in accounts payable, $17,400 in common stock payable, $315,000 in accounts payable to a related party (the President), convertible notes payable of $609,520 and related interest accruals of $193,116. Accordingly, the Company had a working capital deficit of $1,113,838 as of September 30, 2005.

The Company's current capital resources are not sufficient to supports its development and operations. Capital will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses now currently due. The Company cannot continue its existence without a full and complete reorganization effort of all of its financial affairs and obligations. The Company is currently utilizing the cash collections being received from the gross collections being made on its purchased debt collection portfolios, however, these cash collections being generated are not sufficient to support its future development of the financial services business strategy being developed as well as the costs associated with the month to month operations of the Company.

The Company will be seeking new additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the answers to new financing needs are solidified, the reorganization process is not completed and the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2005 include explanatory notes concerning the Company's ability to continue as a going concern.


Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2005. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

Year ended September 30, 2005

During the year ended September 30, 2005 the Company, acquired $1,094,900 of receivable portfolio acquisitions and collected $78,343 in gross collections. After the collections fees were applied and related verification costs, the Company received, on a net basis, $60,424 from portfolio collections.

The Company currently utilizes three collection agencies for the collection of the distressed debt receivables and utilizes various law firms on a contingency basis.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, including, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2005.

                 Purchase        Actual Cost
Purchase Period                   Price(1)   Collections, net (2)  Estimated (3)
09/30/2005                      $1,094,900     $   60,424       $ 1,797,780

(1) Purchase price refers to the cost paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties between the seller and the buuyer. These representations and warranties from the sellers generally cover account holders' death or bankruptcy and accounts settled or disputed prior to sale. The seller has the option to replace or repurchase these accounts.

(2) Actual cash collections, net of recovery costs or sale.

(3) Total estimated collections refer to the actual cash collections, including cash sales, plus estimated remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expected recoveries.

Inflation

The Company's management believes that inflation has not had a material impact on our results of operations for the year ended September 30, 2005.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by the AICPA issued Statement of Position ("SOP") 03-03 to determine income recognized on finance receivables.

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated.

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $150,000 in principal and $105,031 in related interest as of September 30, 2005. No interest payments were ever made by the Company on the debentures. These debentures are classified as current liabilities.

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

During the twelve months ended December 31, 2003, $65,000 in debentures payable plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 were converted into common shares at a negotiated price of $0.70 per share. Accordingly, 41,358 (post-split) common shares were issued to these debenture holders. The Company is presently attempting to convert the remaining debenture holder to common shares.

Item 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries

Independent Auditor's Reports thereon are included herein:

                   TABLE OF CONTENTS                                  Page

Report of Independent Registered Public Accounting Firm---------------25

Report of Prior Independent Registered Public Accounting Firm---------26

Consolidated Balance Sheet as of September 30, 2005-------------------27

Consolidated Statements of Operations for the twelve months ended
  September 30, 2005 and nine months ended September 30, 2004. -------28

Consolidated Statements of Stockholders' Deficit for the twelve months ended September 30, 2005 and nine months ended September 30, 2004 --29

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2005 and nine months ended September 30, 2004---------30

Notes to Consolidated Financial Statements-------------------------31-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
ISA Internationale Inc.
St. Paul, MN

We have audited the accompanying consolidated balance sheet of ISA Internationale Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the twelve months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2005 and the results of its consolidated operations and its consolidated cash flows for the twelve months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has no operations, suffered recurring losses and has debt in default. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffth & Company
Henderson, NV
January 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
ISA Internationale Inc.
St. Paul, MN

We have audited the accompanying balance sheet of ISA Internationale Inc. as of September 30, 2004 and the related statements of operations, stockholders deficit, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Stonefield Josephson, Inc.
Los Angeles, CA
February 11, 2005

<caption>         ISA INTERNATIONALE INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                                                  (Audited)
              ASSETS                                            Sept 30, 2005
                                                                 ------------
Current assets:
  Cash and cash equivalents                                        $   18,963
  Trade receivable                                                     15,766
                                                                 ------------
 Total Current assets                                                  34,729

Other assets:
  Other receivable
    less allowance of $50,946 for uncollectible amount                      0
  Note receivable                                                      95,809
  Purchased debt receivables, net                                   1,016,557
  Other assets                                                            345
                                                                 ------------
 Total Assets                                                      $1,147,440
                                                                 ============
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Common stock payable                                              $  17,400
  Accounts payable - trade and taxes                                   13,531
  Convertible notes payable - related party                           609,520
  Accrued interest payable - related party                            193,116
  Accounts payable - related party                                    315,000
  Convertible debentures, accrued interest
    Accounts payable - disposed business
    Indemnification agreement - related party                               0
                                                                 ------------
 Total Liabilities                                                  1,148,567
                                                                 ------------
 Stockholders' deficit:
 Preferred convertible stock, par value $.0001;
  30,000,000 shares authorized,
  5,000,000 shares issued and outstanding                                 500

 Common stock, par value $.0001; 300,000,000
  shares authorized; 3,948,000 shares issued and
  outstanding at September 30, 2005                                       394

 Additional paid-in capital                                         7,314,523

 Accumulated deficit                                               (7,316,544)
                                                                 ------------
 Total Stockholders' deficit                                           (1,127)
                                                                 ------------
 Total Liabilities and Stockholders' deficit                       $1,147,440
                                                                 ============
The accompanying notes are an integral part of these financial statements.

<caption>                          ISA INTERNATIONALE INC. and SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Audited)                (Audited)
                                                     Twelve Months Ended       Nine Months Ended
                                                      September 30, 2005      September 30, 2004
                                                     -------------------     -------------------
Operating revenues
Portfolio Collections                                 $          0               $        0

Operating expenses:
Portfolio Collection Costs                                  17,920
General & Administrative                                   361,677                  122,931
Valuation charge - stock option                               --                     60,000
Settlement expense                                            --                     14,523
                                                       ------------              -----------
      Subtotal Operating expense                           379,597                  197,454
                                                       ------------              -----------
     Operating loss                                       (379,597)                (197,454)
Other income (expense):
    Interest (expense)                                     (83,111)                 (50,646)
                                                       ------------              -----------
Net (loss) from operations                                (462,70835,267)                (248,100)


Net income (loss)                                     $   (462,708)              $ (248,100)
                                                       ============              ===========
Basic and diluted (loss) per share
                                                      $      (0.16)              $    (0.28)
                                                       ============              ===========
Weighted Average common shares outstanding:
  (restated for reverse stock split)
   Basic & Assuming Diluted                              2,923,907                  874,085
                                                       ============              ===========

The accompanying notes are an integral part of these financial statements.

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           TWELVE MONTHS ENDED September 30, 2005 and NINE MONTHS ENDED September 30, 2004
                               Preferred  Stock    Common Stock   Additional                     Total
                               Number of   Par    Numbers of par   Paid-in    Accumulated    Stockholders
                               shares     Value    Shares  value    Capital      Deficit         Deficit
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003     5,000,000   500    372,880     37    4,986,437   (6,605,736)    (1,618,762)

Stock issued for conversion of
convertible debentures at $0.70
per share                                         838,174     84      586,634                     586,718

Stock issued for interest due
to convertible debenture holders
at $0.70 per share                                  1,854      0        1,298          0            1,298

Issuance of common stock as
Settlement to former convertible
debenture holders and stockholders
at $0.70 per share                                160,850     16      112,579          0          112,595

Issuance of common stock for DLC
Indemnification Agreement                       1,200,000    120      329,593          0          329,713

Value assigned to option
Agreement                                                              60,000                      60,000
Indemnification Agreement additional
  interest for two debenture holders                                    3,567                       3,567

Net income (loss) for period                                                      (248,100)      (248,100)
                              ----------------------------------------------------------------------------
Balance, September 30, 2004    5,000,000 $500   2,573,758   $257   $6,080,108  $(6,853,836)    $ (772,971)

Issuance of common stock as
Settlement to former convertible
debenture holders and stockholders
at $0.70 per share                                100,002     10       69,991                      70,001

Issuance of common stock for service               24,240      2       21,208                      21,210

Issuance of common stock to purchase
debt receivables                                1,250,000    125    1,094,775                   1,094,900

Beneficial conversion expense related
  To convertible notes, related party                                  27,441                      27,441

Indemnification Agreement additional
  interest for two debenture holders                                   21,000                      21,000

Net income (loss) for period                                                      (462,708)      (462,708)
                              ---------------------------------------------------------------------------
Balance, September 30, 2005    5,000,000 $500  $3,948,000   $394   $7,314,523  ($7,316,544289,103)       $(1,127)
                              ============================================================================
The accompanying notes are an integral part of these financial statements.

<caption>                         ISA INTERNATIONALE INC.
                                 STATEMENTS OF CASH FLOWS
                           Twelve Months Ended September 30, 2005
                                                    (AUDITED)             (AUDITED)
                                               Twelve Months Ended    Nine Months Ended
                                               September 30, 2005    September 30, 2004
                                               ------------------    ------------------
Cash flow from operations:
(Loss) before extraordinary item from
 continuing operations                               $ (462,708)         $ (248,100)

Adjustments to reconcile net (loss) from operations
  to cash flow used in operating activities:
  Amortization of incorporation costs                        47                --
  Reduction of debt receivable purchase price
    on gross collections received                        78,343                --
  Charge off of costs incurred for unsuccessful
    acquisitions                                         39,806                --
  Costs incurred for unsuccessful acquisition                               (39,806)
  Beneficial conversion charge                           27,441                --
  Trade receivables                                     (15,766)               --
  Note receivable for incurred acquisition costs        (95,809)               --
  Common stock payable - services                        17,400                --
  Common stock issued  - services                        21,210                --
  Accounts payable & accrued expenses                     3,214               2,541
  Accrued expenses - related party                      140,000              75,000
  Accrued interest payable                               83,112              49,348
  Stock options valuation charge - related party            --               60,000
  Common stock payable - interest expense                   --               15,820
                                                     ----------          ----------
Cash used in operations                                (163,710)            (85,197)
                                                     ----------          ----------
Cash flow from investing activities:
  Incorporation costs- new subsidiary                      (393)               --
                                                     ----------          ----------
Cash (used in) investing activities                        (393)               --
                                                     ----------          ----------
Cash flows from financing activities
  Proceeds from issuance of convertible
   debt related party                                   180,411              82,797
                                                     ----------          ----------
Cash Provided by financing activities                   180,411              82,797
                                                     ----------          ----------
Increase (decrease) in cash and cash equivalents         16,308              (2,400)
Cash and cash equivalents, beginning of period            2,655               5,055
                                                     ----------          ----------
Cash and cash equivalents, end of period                 18,963               2,655
                                                     ==========          ==========
Non-cash investing in financing transactions:
Issuance of common stock for services by directors,
   consultants and President of Company                     --              366,503
Payment of convertible debentures and accrued
   interest thereon with common stock                    70,001                --
Issuance of common stock as settlement to former
   convertible debenture holders                            --              332,810
Stock issued for investment in subsidiary to
   purchase debt receivables                          1,094,900                --
Stock issued to related party for
   indemnification agreement                                                329,714
Capital contribution from related party                  21,000
                                                     ----------          ----------
Total non-cash transactions                         $ 1,185,901         $ 1,029,027
                                                     ==========          ==========
The accompanying notes are an integral part of these financial statements.

                  ISA INTERNATIONALE INC. and SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  TWELVE MONTHS ENDED SEPTEMBER 30, 2005

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

These consolidated financial statements included the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and further its wholly owned subsidiary, ISA Acceptance Corporation. As a result of a distressed consumer debt receivable that commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

On August 19, 2004, the Company signed an asset purchase agreement with five California Companies, wherein common shares of the Company would be used to purchase the assets being acquired. Terms of the agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and recently April 30, 2005, were not complied with by the seller of the assets enumerated in the agreement and, accordingly, the Company was not able to complete the asset purchase agreement. Certified audits of the seller companies were required by the agreement and the seller companies were not able to deliver these required certified audits for the years 2003 and 2004. However, on May 18, 2005, the Company did consummate the purchase of a portion of the companies consumer receivable portfolios for $1,094,900.

The Company accounts for its debt receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the debt receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the debt receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the debt receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the debt receivables based on the actual cash flows received in relation to the expected cash flows. This method is commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the investment amount of $1,094,900 has been recovered.

In the event that cash collections would be inadequate to amortize the carrying balance and the resulting estimated remaining fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write -off of the "impaired" or deficient receivable carrying value with a corresponding charge to profit and loss of the Company at that time. At September 30, 2005, the Company does not maintain an allowance for an "impairment" loss or other expected credit losses.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the debt receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold.

Changes in debt receivables for the year ended September 30, 2005 were as follows:
                                                           Year Ended
                                                      September 30, 2005
                                                        ----------------
  Balance at beginning of period October 1, 2004       $               0
  Acquisition of debt receivables                              1,094,900
  Cash collections applied to principal                         ( 78,343)
                                                       -----------------
  Balance at the end of the period                     $       1,016,557
                                                       =================

  Estimated Remaining Collections ("ERC")(unaudited) * $       1,797,780
                                                       =================

* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the year ended September 30, 2005.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. Currently no amortized costs are below fair market value, therefore, the Company has not recognized any impairment for the finance receivables at September 30, 2005.

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

4351.c) Presentation
The Consolidated Balance Sheet at September 30, 2005 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $334,281. Reference should be made to note 4.e.c in these notes to financial statements for additional information as to consolidated financial statement presentation at September 30, 2005.

For comparison purposes, the following condensed statements of operations are presented below for the twelve month periods ending September 30, 2005 and September 30, 2004 respectively.
                                            (Audited)           (Unudited)
                                       Twelve Months Ended  Twelve Months Ended
                                       September 30, 2005   September 30, 2004
                                       ------------------    ------------------
Operating (loss)                            $ (379,597)          $ (841,221)
Interest Expense                               (83,112)             (66,225)
Extraordinary gain on
   Extinguishment of debt                            0               44,351
Net Income (loss)                             (462,708)            (863,094)
Net loss per share continuing operations         (0.16)               (1.04)
Net loss per share extraordinary item             0.00                 0.05
Total net gain (loss) per share                  (0.16)               (0.99)

Average number of shares of common stock
 Outstanding: Basic and diluted              2,923,907              874,085
Comparison cash flow information for the twelve month periods ending September 30, 2005 and 2004 are presented as follows below:
                                            (Audited)          (Unaudited)
                                      Twelve Months Ended   Twelve Months Ended
                                       September 30, 2005    September 30, 2004
                                       ------------------    ------------------
Net (loss) from operations                  $ (462,708)          $ (863,094)
Adjustments to reconcile net loss from
  operations to cash flow used in
  operating activities:
Amortization of incorporation costs                 47
Amortization of debt receivable purchase
  price on gross collections received           78,343
Charge off of costs incurred on acquisitions    39,806
Costs incurred on acquisitions                                      (39,806)
Beneficial conversion charge                    27,441
Trade receivable                               (15,766)
Note receivable for incurred acquisition costs (95,809)
Common stock payable-services                   17,400              631,706
Common stock - services                         21,210
Accounts payable & accrued expense             143,214               42,582
Accrued interest payable                        83,112               59,049
Stock options valuation Charge                                       60,000
Common stock payable- interest expense                               15,820
                                            ----------           ----------
Cash (used for) all operations                (163,710)             (93,743)
Cash invested in incorporation costs              (393)
Proceed from issuance of convertible notes     180,411               95,312
                                            ----------           ----------
Increase (decrease) in cash
  and cash equivalents                          16,308                1,569
Cash at beginning of period                      2,655                1,086
                                            ----------           ----------
Cash at end of period                       $   18,963           $    2,655
                                            ==========           ==========

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation and used to value the 6,000,000 shares stock option for $60,000 to DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company, for consummated agreements through September 30, 2004, used alternative valuations of estimates.

1.e) REVENUE RECOGNITION

There were no operating revenues in 2005. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.f) ADVERTISING COSTS

No advertising expenses were incurred in 2005.

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2005 and 2004, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the period ended September 30, 2005, there were 12,910,508 anti-dilution common shares potentially issuable.

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

1.i) STOCK-BASED COMPENSATION

Shares of the Company's common stock were issued for consulting services and settlement expenses. The common stock share issuances for the settlement expenses were computed using a negotiated common stock price of $0.70 per share. These stock issuances were valued based upon the fair value of the consideration of debt relief to the Company. See Note 1.c) above for discussion of the use of estimates in share valuation. The common stock shares issued for consulting services were issued utilizing a negotiated common stock price of $1.25 per share.

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

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business and incurred losses since its inception and, as a result, has an accumulated deficit of $7,316,544 at September 30, 2005. The net loss for the twelve month period ended September 30, 2005 was $462,708. The Company had convertible debenture debt in default in the amount of $ 150,000, plus related accrued interest payable of $110,281. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $150,000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to continue to insert itself into the debt collection industry as a result of its recent consumer debt asset acquisition agreement. The Company has began again to resume operations after an approximate five year reorganization period. However, there can be no assurance that these actions will be successful.

Recent acquisition agreement contracts were previously announced in the Company's 8-K filings that did not result in a successful asset acquisition as originally planned. Due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquisition companies assets were acquired except for a smaller purchase of $43,733,000 in consumer debt assets that was completed in September 30, 2005. The Company did provide audit and bookkeeping assistance to enable the completion of the agreement for the certified audits for the years 2003 and 2004 as required by the contract terms. The Company incurred costs of $146,755 as of September 30, 2005 related to this acquisition activity and these have been recorded as a note receivable - non current in the amount of $95,809 and a related receivable from the seller in the amount of $50,946 less an allowance for uncollectible amounts in a similar due to the Companies from whom the assets were to be purchased from having filed Chapter 7 Petition in the U.S. Bankruptcy Court in California in the consolidated financial statements for the period ending September 30, 2005.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                               2005             2004
                                          ---------        ---------
 Computed "expected" tax benefit               34.0%           34.0%
 State income tax, net of federal benefit       3.8%            3.8%
 Change in valuation allowance                (37.8%)         (37.8%)
                                          ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2005 and September 30, 2004 is presented below:

                                               2005             2004
                                          ---------        ---------
Deferred tax assets:
Net operating loss carry forward         $2,226,000       $2,039,000
Start up costs                                    -
Other                                             -
                                          ---------        ---------
Total gross deferred tax assets           2,226,000        2,039,000
Valuation allowance                       2,226,000       (2,039,000)
                                          ---------        ---------
Net deferred tax assets                  $     --         $     --
                                         ==========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2005

For the period ended September 30, 2005, the Company reported a net operating tax loss carry-forwards of approximately $5,827,855. The federal net operating loss carry-forwards begin to expire in the year 2011.

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

During 2000, the Company issued 5,000,000 shares of preferred stock with voting rights equivalent to the number of shares of common stock the shareholder would be entitled to under the conversion feature of the stock.
The conversion feature allows the shareholder to convert to 125,000 (post-split) common shares (after giving effect to the reverse stock split that was effective on January 22, 2004) or 75% ownership of the common stock to be outstanding, based upon an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued and common stock payable as of September 30, 2005, common shares issuable to the Financial Company for its convertible loans and accrued interest payable and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 12,910,508 additional common shares. The timing of the conversion is at the discretion of the holder.

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

(4.b) COMMON STOCK

As of September 30, 2005, 3,948,000 shares of Common stock were issued and outstanding, of which 1,374,242 shares of Common stock were issued during the twelve month period ending September 30, 2005. Of these shares, 100,002 were valued based upon the amount of the liability settled at a negotiated per share price of $0.70 per share. The remaining 1,274,240 were issued as follows:
1,250,000 restricted common shares as payment for the purchase of $43,733,000 of distressed defaulted consumer debt receivables and 24,240 restricted common shares for services rendered for consulting services to the Company.

As discussed in Note 1, the Company has entered into an asset purchase agreement with five California Companies which was subsequently terminated as result of the failure to provide required certified audits by the California Companies. However, the Company had issued approximately 8,000,000 shares of common stock related to this unsuccessful asset purchase agreement which had not been returned from an escrow account designated to facilitate the transaction. The Company is currently seeking the return of these shares from the escrow account and believes it will be successful. The Company has not included these shares in the accompanying consolidated financial statements as either issued or outstanding since there were no consideration given for these shares and the asset purchase agreement was terminated.

(4.b.1) COMMON STOCK PAYABLE

During the year ended September 30, 2005, the Company and its board of directors approved for issuance 8,880 restricted common (post-split) shares for additional consulting services. These shares have been issued subsequent to September 30, 2005. Consequently, these transactions were recorded as "common stock payable" as of September 30, 2005.

There are due for issuance an additional 5,040 of restricted common shares for the year ended September 30, 2005 that had not yet been approved by the Board of Directors. These shares will be issued subsequent to September 30, 2005.

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

Stock Warrants                                 Shares     Warrant Price
Outstanding and exercisable                 (post-split)   (post-split)
----------------------------------------- ----------------- -----------
Outstanding at December 31, 2003                  26,665       $3.00
Granted                                              -             -
Exercised                                            -             -
Expired or cancelled                             (25,843)      $3.00
                                               ---------       -----
Outstanding and exercisable at September 30, 2004    821       $3.00

Expired or cancelled                             (25,843)

Outstanding and exercisable at September 30, 2005      0           0
                                               =========       =====

(4.d) STOCK OPTIONS

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party Doubletree Capital Partners, Inc.(DCP) at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of September 30, 2005, the stock options were still outstanding and none of the options had been exercised.

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

As of September 30, 2005, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004

                                                       Weighted Average
                                                    Number of     Exercise
Stock Options                                        Shares        Price
                                                  (post-split)  (post-split)
-----------------------------------------          ---------      --------
Outstanding and exercisable at December 31, 2003      23,661         $3.00

Granted                                            6,000,000          0.60
Exercised                                                -            -
Expired or cancelled                                     -            -
                                                   ---------      --------
Outstanding & exercisable at September 30, 2004    6,023,661          1.78

Granted                                                    0             0
Exercised                                                -            -
Expired or cancelled                                 (23,661)        (3.00)
                                                   ---------      --------
Outstanding & exercisable at September 30, 2005    6,000,000         $ .60
                                                   =========      ========

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $110,281, (2) One account payable - disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at September 30, 2005:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               110,281
  Account payable-disposed business                 24,000
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (334,281)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    September 30, 2005:                          $       0      $       0
                                                 =========      =========

The Company believes that beyond the $334,281 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

(4.f) Restatement of June 30, 2004 Financial Statements and 10-QSB

The value of the indemnification agreement transaction had been recorded during the quarter ended June 30, 2004 in the previously determined amount of $561,000. The $561,000 was based upon a more encompassing list of unpaid liabilities from all prior operations of the Company, both parent and subsidiary included, The Company now deems their potential debt payment exposure to be limited to only the liabilities included on the Company's financial statements in the amount of $329,714 at the date of the issuance of the Indemnification Agreement by DLC, plus accrued interest that may occur until all debts are settled and paid. The valuation change herein discussed will require a change to the Company's previously filed Form 10-QSB financial statement report with the Securities and Exchange Commission. Also the Company will record an additional $14,523 in expense to issue an additional 20,747 shares of common stock for additional interest due to the conversion of a convertible debenture. The Company made these changes in an amended report to the SEC on June 13, 2005. The following table summarizes the changes to the financial statements as of June 30, 2004 before and after the revisions:

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

As of September 30, 2005, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $110,251. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was also lowered to 6% par annum. The debenture is also convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder. It is classified as a current liability and has been offset by a contra-indemnification receivable.

(5.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company issued convertible notes payable during the twelve months ended September 30, 2005 to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $0.70 per share. These convertible notes were previously convertible at the rate of $2.80 per share, but in July 2004, the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share.

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes amounted to $62,112 during the twelve months ended September 30, 2005. Accrued interest on these notes was $193,116 at September 30, 2005.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 6 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $140,000 in the twelve months ended September 30, 2005. In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. These unpaid consulting services remain as accrued expenses at September 30, 2005 in the amount of $315,000. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and issued in 2004. Three other directors received a total of 107,145 shares for their services.

(7.) OTHER INFORMATION AND SUBSEQUENT EVENTS

Other Information (this could be removed as we have no significant subsequent events)

On January 27, 2005, the Company Board approved a Code of Business Conduct and Ethics policy. This Code provides clear rules to assist our employees, officers and directors in taking the proper actions when faced with an ethical dilemma.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants during 2003 and again in 2004. There were no disagreements with accountants on matters of accounting and financial disclosure in 2005, 2004 and 2003

On August 3,
2004 the Company announced the engagement of Stonefield Josephson, Inc. Certified Public Accountant, as their principal certifying accountants. Stonefield Josephson, Inc was founded in 1975 and is one of the largest regional CPA firms based in California, headquartered in Santa Monica, CA. The decision to accept the engagement of Stonefield Josephson, Inc C.P.A. was approved by the Board of Directors on August 3, 2004.

On October 19, 2005, the Company announced the resignation of Stonefield Josephson, Inc., as their principal certifying accountants. Stonefield Jospehson, Inc. notified the Company that they were resigning effective immediately as of October 13, 2005.

There were no disagreements with Stonefield Josephson Inc. on matters of accounting and financial disclosure in 2004, from September 30, 2004 and through October 13, 2005, the date of their resignation as certifying accountants. In connection with the audit of the fiscal year ended September 30, 2004, and the subsequent interim period through through October 13, 2005, there were no disagreements with the Company's principal accountants on any matter of accounting principles or practices, financial statement disclosure, or satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company believes that during the most recent calendar year and through October 13, 2005, there have been no reportable events (as defined in Regulation S-K Item 304
(a)(1)(V)).

On November 23, 2005, the Company announced the engagement of De Joya
Griffith & Company, LLC., Certified Public Accountants, as their principal certifying accountants. De Joya Griffith & Company was founded in 2004 and is the combination of two prior CPA firms. The firm is based in Las Vegas, Nevada. The decision to accept the engagement of De Joya Griffith & Company was approved by the Board of Directors on November 21, 2005. De Joya Griffith & Company will be performing the annual audit of the Company's consolidated financial statements or the fiscal year ending September 30, 2005.

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

(b)  REPORTS ON FORM 8-K SUMMARY

On November 3, 2004, the Company announced it had amended its acquisition agreement originally dated August 19, 2004 to complete and finalize the acquisition of the privately-held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc.
(MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc. (URI) - a wholly-owned subsidiary of MAMI to November 1, 2004 On August 19, 2004, ISAI completed the agreement to exchange common shares and common share warrants of ISAI for certain assets of the group of companies above. Paragraph 2.5 of the Asset Purchase Agreement, previously filed with the SEC in an 8-K dated 8-23-04, stated ISA Internationale Inc. would be provided audited financial statements within 70 days of closing and such audited statements would be used to apportion the 5,000,000 shares of common stock of ISAI among the three companies in accordance with the asset values being transferred from each of the companies to ISAI.

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

On May 12, 2005, the Company announced it signed a new Portfolio Debt Purchase Agreement wherein the Company would deliver 1,250,000 shares of ISAI common stock in exchange for debt receivables with a fair market value of $1,088,732. The Company also again amended its agreement to complete and finalize the acquisition of the assets of a privately held network of financial services companies composed of Harrison Asset Management Inc. (HAMI), Money Asset Management, Inc. (MAMI), Cash Asset Management Inc. (CAMI), E-commerce Bank, First American Financial Family Services (FAFFS), and United Recovery Inc.
(URI) - a wholly-owned subsidiary of MAMI to September 30, 2005. A related Stock Acquisition Agreement was also amended.

On July 28, 2005, the Company announced that ISA Acquisition Corporation (a Minnesota Corporation), a wholly owned subsidiary of ISAI, had changed its name to ISA Financial Services Inc. The Company also announced that it had formed a new 100% wholly owned subsidiary named ISA Acceptance Corporation (a Nevada Corporation), after receiving notification from the State of Nevada as to its formation on July 26, 2005. ISA Acceptance Corporation will actively manage debt portfolios with the assistance of third party collection agency servicers upon commencement of business operations within the next 30 days and is considering a private preferred stock equity offering under Rule 506 of Regulation D of the Securities Act.

On August 25, 2005, the Company announced the resignation of Roger Garmann as a Director of the Company for personal reasons and that there had been no disagreements between between Roger Garmann and the Company.

On September 29, 2005, The Company announced that it completed a revised Portfolio Debt Purchase Agreement Addendum C on September 27, 2005 by and between Money Asset Management, Inc., Harrison Asset Management, Inc. and Cash Asset Management, Inc. (hereinafter referred to as "Sellers"), with their principal address at 5000 N. Parkway Calabasas, Suite 303, Calabasas CA 91302 and ISA Acquisition Corporation, now renamed as ISA Financial Services, Inc. and its wholly owned subsidiary ISA Acceptance Corporation, (Hereinafter referred to as "Buyers")(both are wholly owned subsidiaries of the registrant, ISA Internationale Inc.).

On September 30, 2005, the Company announced that it will not be extending the terms of our original Asset Purchase Agreement signed on August 19, 2004, subsequently amended to expire as of September 30, 2005, by and between Money Asset Management, Inc., Harrison Asset Management, Inc. and Cash Asset Management, Inc. (hereinafter referred to as the "Sellers", Calabasas, Ca 91302. The Company was the potential buyer in the agreement, but due to the failure by the seller to deliver of the audits as required by the U.S Securities and Exchange Commission and the Company's contract, the transaction was not completed and has now expired.

On October 19, 2005, the Company announced their principal certifying accounting firm Stonefield Josephson, Inc., headquartered in Santa Monica, CA., had resigned effective as of October 13, 2005. Stonefield Josephson, Inc. performed the annual audit of ISA Internationale, Inc. financial statements for the nine-month period ending September 30, 2004 and quarterly reviews for the interim periods of December 31, 2004 through June 30, 2005.

On October 28, 2005, the Company again announced that their principal certifying accounting firm Stonefield Josephson, Inc., headquartered in Santa Monica, CA. had resigned effective as of October 13, 2005. Stonefield Josephson, Inc. performed the annual audit of ISA Internationale Inc. financial statements for the nine-month period ending September 30, 2004 and quarterly reviews for the interim periods of December 31, 2004 through June 30, 2005. Stonefield Josephson, Inc. reports on Registrant's audited fiscal year 2004 financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except as discussed in note 2 to the financial statements in it's Form 10-KSB for the interim period ended September 30, 2004 stating that the Company has no operations, suffered recurring losses and has debt in default. These matters raise substantial doubt about its ability to continue as a going concern.

During the two most recent fiscal years and through the date of their resignation on October 13, 2005 (date correction of October 19, 2005), there have been no reportable events as defined in Item 304(a)(1(iv)(A) of Regulation S-B. Registrant submitted as exhibit 16.1, a letter dated October 13, 2005 from Stonefield Josephson, Inc. confirming their resignation.

Registrant also submitted as an exhibit a letter dated October 25, 2005 addressed to the Securities and Exchange Commission, Washington, D.C., from Stonefield Josephson, Inc. confirming their agreement with our statements in paragraph one, two, four and five of item 4.01 in the Form 8-K filed on October 19, 2005 by the Company, which Form 8-K is again stated herein as to paragraphs one, two, three, four and five of this item 4.01 herein reported upon.

On November 23, 2005, the Company announced the engagement of De Joya Griffith & Company LLC, Certified Public Accountants and Consultants, as their principal certifying accountant. De Joya Griffith & Company LLC firm is based in Henderson, Nevada. The decision to accept the engagement of and hiring of De Joya Griffith & Company LLC, was approved by the Board of Directors on November 21, 2005. De Joya Griffith & Company will be performing the annual audit of ISA Internationale Inc. and subsidiaries financial statements for the fiscal year ending September 30, 2005 and the subsequent interim quarterly periods ended December 31, 2005, March 31, 2006 and June 30, 2006.





                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2005, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2005, their ages, the year first elected as an executive officer and/or director of the Company, and employment for select persons for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
          Chief Financial Officer and Director
          Chairman of the Board of Directors [1]      64  January 2001

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

Changes to names of Directors and Officers during the period from October 1, 2003 through September 30, 2005:

Resignations (August 25, 2005):

ROGER G. GARMANN (August 2000 to August 25, 2005) was an outside director of the Company from August 2000 to August 25, 2005. Mr. Garmann has a law enforcement background and worked for ISAI's wholly owned subsidiary International Strategic Assets, Inc for five years as a salesman.


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

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2005 and the nine months ended September 30, 2004, no cash compensation was paid to executive officers or directors.

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

                                                                    AWARDS                   PAYOUTS
                                                 OTHER     RESTRICTED    SECURITIES
NAME AND                                         ANNUAL       STOCK       UNDERLYING    LTIP     ALL OTHER
PRINCIPAL     FISCAL                            COMPENSA      AWARD        OPTIONS     PAYOUTS    COMPENSA
POSITION      YEAR      SALARY ($)   BONUS ($)    TION ($)      ($)          SARS ($)     ($)       TION($)
-----------------------------------------------------------------------------------------------------------

Bernard L.     2005   $140,000(1)      -0-        -0-         -0-           -0-         -0-     $    -0-
Brodkorb       2004   $ 75,000(1)      -0-        -0-         -0-           -0-         -0-          -0-
President
-----------------------------------------------------------------------------------------------------------

All Other      2005       -0-          -0-        -0-         -0-           -0-         -0-         0
Directors      2004       -0-          -0-        -0-         -0-           -0-         -0-         0
----------------------------------------------------------------------------------------------------------

(1) This compensation was recorded on the books of the Company as compensation -non cash-consulting and accrued as Accounts Payable -Related Party.

< Director Compensation

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

In late 1997, the three directors of the Company at the time (Mr. Durand, Mr. Brodkorb and Mr. Wolfbauer) were granted warrants to purchase a total of 13,279 (post-split) shares of common stock of the Company at an exercise price of $1.00 per share (post split adjusted) over a five-year term, with Mr. Durand receiving warrants to purchase 7,143 (post-split) common shares, Mr. Brodkorb receiving warrants to purchase 2,857 (post-split) of these shares, and Mr. Wolfbauer receiving warrants to purchase 3,279 (post-split) of these shares. All of these warrants have expired as of September 30, 2005.

No Director compensation has been authorized for services for the year 2005 through January 11, 2006, the date of this 10KSB transition report filing.

Stock Options Granted for Compensation

We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the future.

In July 2004 the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1,

2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2005, the stock options were still outstanding and none of the options had been exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2005, certain information regarding the beneficial ownership of shares of common stock of the Company by
(1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

11-A. Security Ownership of Certain Beneficial Owners

11-B. Security Ownership of Management
                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   21,310,701             87.11%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Bernard L. Brodkorb (2)                 11,498,136             47.00%
St. Paul, MN.

 (1) Includes 12,910,508 shares which may be acquired upon conversion of 5,000,000 shares of Preferred Stock; includes 1,146,623 shares which may be acquired upon Conversion of convertible loans payable and accrued interest payable at September 30, 2005; 21,429 common shares acquired in November, 2000 and 1,232,143 common shares held by an affiliated company to be distributed to creditors of ShoptropolisTV.com, a former subsidiary company of ISAI, as may be deemed necessary for the resolution of any contingent, non-contingent and or real liabilities that may arise in the future.

(2) Includes a beneficial interest in warrants to purchase 6,000,000 shares exercisable at $0.60 per share issued to Doubletree Capital Partners, Inc.; includes 50% beneficial interest in Doubletree Capital Partners, Inc.; includes 8,929 common shares owned since 1998 and 383,857 common shares issued in 2004, which would result in total ownership shares of 11,498,136.

                                        Number of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (3)                 22,153,487             90.56%
St. Paul, MN

Donald G. Kampman (5)                            35,714               .15%
Prior Lake, MN.

James S. Dixon (5)                               35,714               .15%
Scottsdale, AZ.
                                             ----------            ------
Directors and executive officers as a group  22,224,915             90.86%
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

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

13.1 Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's:
2005 - $66,956; 2004 - $22,327.


13.2 Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0 in 2005 and 2004.


13.3 Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 and $0 in 2005 and 2004.


13.4 All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above:
$0 and $0 in 2005 and 2004.

13.5 Audit Committee's pre-approval policies and procedures.

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

13.6 Work performed by other than the principal accountant's engagement of full time permanent employees.

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

    Signature                   Title                          Date
___________________________________________________________________________

ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                    January 13, 2006
President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________________
/s/ Bernard L. Brodkorb,                                  January 13, 2006
By: Bernard L. Brodkorb
President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    January 13, 2006
By: Donald G. Kampmann        Director

______________________________________
/s/ James S. Dixon                                        January 13, 2006
By: James S. Dixon            Director

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, Chairman of the Board        Date: January 13, 2006

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ISA Internationale Inc., (the "Company") of Form 10-KSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

Date: January 13, 2006

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

1