Form 10QSB
period 2005-12-31
ISA INTERNATIONALE INC
filed 2006-02-21
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practical date. On February 21, 2006, there were 3,956,880 of the Registrant's common stock, par value $.0001 per share outstanding and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

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

As of February 21, 2006 the preferred shares upon conversion (post-split basis) would convert into no less than 13,140,743 additional common shares. The timing of the conversion is at the discretion of the holder.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed Consolidated Balance Sheet as of
           December 31, 2005 (unaudited)                                 3
        Condensed Consolidated Statements of Operations for the
           three months ended December 31, 2005 and 2004
           (unaudited)                                                   4
        Condensed Consolidated Statements of Cash Flows for the
           three months ended December 31, 2005 and 2004
           (unaudited)                                                   5
        Notes to Condensed Consolidated Financial Statements          6-16

Item 2. Management's Discussion and Analysis or Plan of Operation    17-24
Item 3. Controls and Procedures                                         25

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3. Defaults Upon Senior Securities                                 26

Item 4. Submission of Matters to a Vote of Security Holders             26

Item 5. Other Information                                               26

Item 6. Exhibits and Reports on Form 8-K                             26-27

Signatures                                                              27

Certifications                                                       28-29

                     PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ISA INTERNATIONALE INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                                                 December 31, 2005
                    ASSETS                         ------------
Assets:
   Cash and cash equivalents                        $   32,341
   Trade receivables                                    11,479
                                                   -----------
                                                        43,820
Total Current Assets:

Other assets:
   Other receivables, less allowance of $50,946
     for uncollectible amounts                               0
   Note and account receivable                         109,809
   Purchased debt receivables, net of recoveries       943,713
   Other assets                                            325
                                                    ----------
Total Assets                                       $ 1,097,667
                                                    ==========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Common stock payable                            $    16,500
   Accounts payable - trade and taxes                   40,040
   Convertible notes payable - related party           612,521
   Accrued interest payable - related party            211,597
   Accounts payable - related party                    338,000
   Convertible debentures, accrued interest,
     Accounts payable - disposed business re
     Indemnification Agreement - related party               0
                                                    ----------
Total Liabilities                                    1,218,658
                                                    ----------
Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding               500

   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     3,956,880 shares issued and outstanding               396

   Additional paid-in capital                        7,325,143

   Accumulated deficit                              (7,447,030)
                                                   -----------
  Total Stockholders' Deficit                         (120,991)
                                                   -----------
Total Liabilities and Stockholders' Deficit        $ 1,097,667
                                                   ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ISA INTERNATIONALE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended             Three Months Ended
                                         December 31, 2005              December 31, 2004

Operating revenue:
    Portfolio Collections                   $       0                        $      0

Operating expenses:
    Portfolio Collection Costs                 28,199                               0
    General & administrative                   78,511                          38,381
    Valuation charge - stock option              --                              --
Settlement expense                               --                              --
                                           ----------                       ----------
 Subtotal Operating expenses                   106,711                          38,381
                                           ----------                       ----------
        Operating loss                       (106,711)                        (38,381)
Other income (expense):
    Interest expense                          (23,774)                        (18,887)
                                           ----------                       ----------

Net (loss) from operations                   (130,485)                        (57,268)

                                           ----------                       ----------
Net Income (Loss)                            (130,485)                        (57,268)
                                           ==========                       ==========

Basic and diluted (Loss) per share          $   (0.03)                         (0.02)
                                           ==========                       ==========
Weighted average common shares outstanding:
(restricted for reverse stock split)
Basic & Assuming Diluted                    3,956,880                       2,573,758
                                           ==========                       ==========
Dividends per share of common stock           none                             none
                                           ==========                       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ISA INTERNATIONALE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                           Three Months Ended   Three Months Ended
                                            December 31, 2005    December 31, 2004
                                          ----------------------------------------
Cash flows from operating:
 (Loss) before extraordinary item from
  continuing operations                          $  (130,485)           $ (57,268)

  Adjustments to reconcile net (loss) from operations
  to cash flow used in operating activities:
   Amortization of incorporation costs                    21                 --
  Reduction of debt receivable purchase price
    On gross collection received                      72,843                 --
  Costs incurred for unsuccessful acquisition           --                (32,121)
    Beneficial conversion charge                        --                   --
    Trade receivables                                  4,287                 --
    Note receivable for incurred acquisition costs   (14,000)                --
    Deposits and other assets                            --                (2,000)
    Common stock payable - services                     (900)                --
    Common stock issued - services                    (9,061)                --
    Accounts payable and accrued expenses             47,251               10,795
    Accrued expenses - related party                  23,000               35,000
    Accrued interest payable - related party          18,481               13,594
                                                    -----------------------------
  Cash used for operating activities                  10,371              (32,000)


Cash flows from financing activities:
    Proceeds from issuance of convertible debt
     to related party                                  3,001              40,659
                                                   ------------------------------
  Cash provided by financing activities                3,001              40,659

Increase (decrease)in cash and cash equivalents       13,378               8,659
  Cash at beginning of period                         18,963               2,655
                                                   --------=---------------------
Cash and cash equivalents at end of period         $  32,341            $ 11,314
                                                   ==============================
Non-cash investing in financing transactions:
Stock issued to related party for
   indemnification agreement
   Capital contribution from related party            5,293               5,293
                                                   -----------------------------
Total non-cash transactions                           5,293               5,293
                                                   =============================
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

These condensed consolidated financial statements included the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and further its wholly owned subsidiary, ISA Acceptance Corporation. As a result of a distressed consumer debt receivable that commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

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

In the event that cash collections would be inadequate to amortize the carrying balance and the resulting estimated remaining fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write -off of the "impaired" or deficient receivable carrying value with a corresponding charge to profit and loss of the Company at that time. At December 31, 2005, the Company does not maintain an allowance for an "impairment" loss or other expected credit losses.

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

Changes in debt receivables for the quarter ended December 31, 2005 were as follows:

                                                          Quarter Ended
                                                      December 31, 2005
                                                        ----------------
  Balance at beginning of period October 1, 2005       $       1,016,557
  Acquisition of debt receivables                                      0
  Cash collections applied to principal                         ( 72,843)
                                                       -----------------
  Balance at the end of the period                     $         943,714
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited) * $       1,668,957
                                                       =================

* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the year ended December 31, 2005.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. Currently no amortized costs are below fair market value, therefore, the Company has not recognized any impairment for the finance receivables at December 31, 2005.

The Company will have sufficient collection statistics as of March 31, 2006 from the debt portfolios that it purchased to enable an impairment analysis to be completed. Portions of the debt receivables that were purchased in May 2005 and further replaced due to discovered uncollectible portions in August and September 2005, have further been deemed uncollectible due to a variety of reasons that include new bankruptcy law enactments and related actions. The Company does believe that an impairment write down will occur if the currently known uncollectible account portions in the face value of the debt portfolios continue to increase. Approximately twenty-five percent of the face value of the purchased debts are known to be uncollectible at this date. The Company is continuing to accurately determine the collectibility of and remaining fair market value of the remaining collectible portions of the purchased debt receivables compared to the $943,714 carrying cost As of December 31, 2005.


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

1.b) Presentation

The condensed consolidated balance sheet at December 31, 2005 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $339,574. Reference should be made to note 4.e.c in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2005.
1.c) Use of Estimates

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation and used to value the 6,000,000 shares stock option for $60,000 to DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company, for consummated agreements through December 31, 2005, they used alternative valuations of estimates.

1.d) Revenue Recognition

There were no operating revenues in 2005. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2005 and 2004, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the period ended December 31, 2005, there were 13,140,743 anti-dilution common shares potentially issuable.

1.f) Stock Based Compensation

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

1.g) Fair Value of Financial Instruments

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

1.h) New Accounting Pronouncements

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

1.i) Change in Fiscal Year

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

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $7,447,029 at December 31, 2005. The net loss for the three month period ended December 31, 2005 was $130,485. The Company had convertible debenture debt in default in the amount of $ 150,000, plus related accrued interest payable of $115,574. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent acquisition agreement contracts were previously announced in the Company's 8-K filings that did not result in a successful asset acquisition as originally planned. Due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquisition companies assets were acquired except for a smaller purchase of $43,733,000 in consumer debt assets that was completed as of September 30, 2005. The Company did provide audit and bookkeeping assistance to enable the completion of the agreement for the certified audits for the years 2003 and 2004 as required by the contract terms. The Company incurred costs of $156,060 as of December 31, 2005 related to this acquisition activity and these have been recorded as a note receivable - non current in the amount of $95,809 and a related receivable from the seller in the amount of $50,946 less an allowance for uncollectible amounts in a similar due to the Companies from whom the assets were to be purchased from having filed Chapter 7 Petition in the U.S. Bankruptcy Court in California in the consolidated financial statements for the period ending December 31, 2005.

NOTE 3) STOCK ISSUANCE:

(4.a) Preferred Stock

The preferred stock may be issued from time to time in one or more series.
Each series is to be distinctly designated. All shares of any series of the preferred stock shall be alike in all rights. Each series will identify the rights to preference in liquidations, voting rights, dividend and other powers, qualifications, or restrictions.

During 2000, the Company issued 5,000,000 shares of preferred stock with voting rights equivalent to the number of shares of common stock the shareholder would be entitled to under the conversion feature of the stock.
The conversion feature allows the shareholder to convert to 125,000 (post-split) common shares (after giving effect to the reverse stock split that was effective on January 22, 2004) or 75% ownership of the common stock to be outstanding, based upon an anti-dilution provision clause that states upon exercise, the preferred shares will ultimately convert into no less than a 75% ownership of the then common shares to be outstanding. As a result of the shares issued and common stock payable as of December 31, 2005, common shares issuable to the Financial Company for its convertible loans and accrued interest payable and computed on a post-split basis, the preferred shares upon conversion would convert into no less than 13,140,743 additional common shares. The timing of the conversion is at the discretion of the holder.

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

(4.b) Common Stock

As of December 31, 2005, 3,956,880 shares of Common stock were issued and outstanding, of which 8,880 shares of Common stock were issued during the three month period ending December 31, 2005. These shares were valued based upon the amount of the liability settled at a negotiated per share for services rendered for consulting services to the Company.

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

(4.c) Stock Options

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


(4.d) Indemnification Agreement - Related Party

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

The following is summary of the presentation of the liabilities in the Balance Sheet at December 31, 2005:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               115,571
  Account payable-disposed business                 24,000
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (339,574)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    December 31, 2005:                           $       0      $       0
                                                 =========      =========

The Company believes that beyond the $339,574 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 5) CONVERTIBLE DEBT

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

As of December 31, 2005, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $115,574. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

(5.b) Convertible Notes Payable - Related Party

The Company issued convertible notes payable during the three months ended December 31, 2005 to an entity owned by two of the Company's stockholders. These notes are due on demand, bear interest at 12%, are secured by the assets of the Company and are convertible at the option of the holder into common stock at $0.70 per share. These convertible notes were previously convertible at the rate of $2.80 per share, but in July 2004, the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share.

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes amounted to $18,481 during the three months ended December 31, 2005. Accrued interest on these notes was $211,597 at December 31, 2005.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $30,000 in the three months ended December 31, 2005. In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. These unpaid consulting services remain as accrued expenses at September 30, 2005 in the amount of $338,000. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and issued in 2004. Three other directors received a total of 107,145 shares for their services. The Company has not authorized the issuance of any additional shares for services of these directors since December 31, 2003.

NOTE 7) SUBSEQUENT EVENTS

None

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

ISAI has been attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ISAI disposed of the ShoptropolisTV.Com, Inc. on March 29, 2001 as a part of its reorganization efforts. Additional reorganization efforts include negotiation with creditors to restructure and convert debt to equity and actively seeking new business opportunities. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity. With the consummation of the indemnification agreement, ISAI believes it can now effect an acquisition and or a merger in 2005 and resume operations.

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

On May 11, 2005, the Company through its wholly owned subsidiary, ISA Acquisition Corporation, purchased $36,097,726 of portfolio debt receivables and intends to commence operations in the troubled debt collection business. Due to substitutions and replacements for debt considered to be non-collectible,as determined by the Company prior to September 30, 2005, the Company received additional consumer debt receivables considered to be replacement debt in the additional net amount of $7,635,274 bringing the total consumer debt receivable purchase to $43,733,000 as of September 30, 2005. The Company through its third party collection agent is evaluating this overall debt purchase for its collectibility and net estimable realizable value in comparison to the purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 of the Company's restricted common shares of stock. The Company now considers itself to be out of the reorganization period and again an operating company.

Results of Operations for the three months ended December 31, 2005 and 2004.

Sales and Gross Profit

No revenues were recorded for the three months ended December 31, 2005 and 2004 while the Company again resumes its operations. The Company resumed operations in the third quarter of 2005 in the troubled debt collection business as a result of its purchase of $43,733,000 (face value) in debt receivables valued at $1,094,900 and engaged the services of third party collection companies. Collection receipts from the debt portfolios of $72,843 were collected in the quarter ended December 31, 2005, but this amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. There were no collections of debt receivables in the quarter ended December 31, 2004.

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

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $78,511 for the three months ended December 31, 2005 compared to $38,381 for three months ended December 31, 2004. The expenses in 2005 and 2004 were principally for audit, consulting, office and salaries and new operating costs necessary to commence business operations for the debt collection business. For the quarter ended December 31, 2005, the Company incurred $28,199 in direct debt collection costs including third party agency collection costs. There were no debt collection costs incurred by the Company in the quarter ended December 31, 2004. Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company efforts in obtaining new business operations. No advertising expense was incurred in 2005 or 2004. At this time, the Company has no anticipation as to its operating expenses in future periods as it begins to operate in the debt collection business.

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

As of December 31, 2005, the Company had Total Assets of $1,097,667 consisting of $32,311 in cash, $11,479 in Trade receivables, $943,713 in Purchased receivables - net, $109,809 in Note and account receivables and $325 in Other assets for organization costs. It had $1,218,657 in Current Liabilities consisting of $16,500 in Common stock payable, $378,040 in accounts payable and accrued expenses including $338,000 in related party accrued compensation payable, convertible notes payable-related party of $612,521 and related interest accruals of $211,597.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the year ended September 30, 2005, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of December 31, 2005 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2005 of $7,447,029. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2005, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc., beneficially owns approximately 90.6% of the Company's outstanding common stock as of December 31, 2005 compared to 95.10% on December 31, 2004. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

< Liquidity And Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $7,447,029 at December 31, 2005. The net loss for the three month period ended December 31, 2005 was $130,485. The Company had convertible debenture debt in default in the amount of $150,000, plus related accrued interest payable of $109,525. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company is in reorganization at the present time except for its uncompleted acquisition activities and related purchase of troubled debt and remains in default on certain debenture obligations amounting to $150,000 plus related interest of $109,525.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $150,000 in principal and $109,525 in accrued interest as of December 31, 2005. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is not in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes -Oxley Act of 2002 ("Section 404") for the fiscal year ending September 30, 2006. During fiscal 2006, management will review and evaluate the effectiveness, and where necessary, enhance the Company's internal controls over financial reporting. The Company anticipates it may need to engage a third party to assist it with the design of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances that the Company will be in compliance with the requirements of Section 404 by September 30, 2006.

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ending December 31, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, there were 8,880 common stock shares issued to a consultant engaged by the Company (8,880) for services rendered in an advisory capacity. An additional 13,200 common shares are due to be issued to the same consultant for additional services rendered during the quarter ended December 31, 2005. It is anticipated that these common shares will be issued during the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2005, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining default consists of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000,which is not in default, with combined accrued interest thereon of $115,574 as of December 31, 2005.

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

On February 3, 2006, the Company filed its annual 10KSB report for the year ended September 30, 2005 on January 13, 2006 without the permission of its previous accountant, Stonefield Josephson Inc., to include their previous Accountant's Report in the 10KSB, due to a communication misunderstanding between ISA Internationale Inc., Stonefield Josephson Inc. and the ISA's new auditors, DeJoya Griffith & Company, CPA's. The permission to file was received from Stonefield Josephson Inc. on February 3, 2006 and no changes were requested by Stonefield Josephson Inc. to be made to the annual 10KSB report that was previously filed by ISA Internationale Inc. on January 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: February 21, 2006

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

    Date: February 21, 2006

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ISA Internationale Inc.,
(the "Company") of Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Brodkorb, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

   Dated: February 21, 2006