Form 10QSB
period 2006-03-31
ISA INTERNATIONALE INC
filed 2006-05-12
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                 41-1925647
State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                 2560 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 483-3114

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. On May 8th, 2006, there were 3,956,880 of the Registrant's common stock, par value $.0001 per share outstanding and 5,000,000 shares of convertible preferred stock, par value $.0001 per share issued and outstanding.

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

As of May 12th, 2006, the preferred shares upon conversion (post-split basis) would convert into no less than 13,358,789 additional common shares. The timing of the conversion is at the discretion of the holder.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed Consolidated Balance Sheet as of
           March 31, 2006 (unaudited)                                    3
        Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2006 and 2005 and six months
           ended March 31, 2006 and 2005 (unaudited)                     4
        Condensed Consolidated Statements of Cash Flows for the
           Six months ended March 31, 2006 and six months ended
           March 31, 2005 (unaudited)                                    5
        Notes to Condensed Consolidated Financial Statements          6-15

Item 2. Management's Discussion and Analysis or Plan of Operation    16-23
Item 3. Controls and Procedures                                         24

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3. Defaults Upon Senior Securities                                 25

Item 4. Submission of Matters to a Vote of Security Holders             25

Item 5. Other Information                                               25

Item 6. Exhibits and Reports on Form 8-K                             25-26

Signatures                                                              26

Certifications                                                       27-28

                     PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ISA INTERNATIONALE INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                                                         March 31, 2006
                    ASSETS                                ------------
Assets:
   Cash and cash equivalents                               $   21,687
   Trade receivables                                           23,004
                                                          -----------
Total Current Assets:                                          44,691

Other assets:
   Finance Contract Receivables - Net of collections          637,382
   Organization Costs - Net of amortization                       307
   Notes Receivable - Non current portion                     113,409
                                                           ----------
Total Assets                                                $ 795,789
                                                           ==========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accrued consulting expense                             $    24,600
   Accounts payable - trade and taxes                          28,853
   Convertible notes payable - related party                  622,589
   Accrued interest payable - related party                   229,870
   Accrued expense payable - related party                    356,000
   Convertible debentures, accrued interest
    Accounts payable - disposed business
    Indemnification agreement - related party                  0
                                                           ----------
Total Current Liabilities                                   1,261,912

 Long-Term Liabilities:                                             0
                                                           ----------
Total Liabilities                                           1,261,912
                                                           ----------
Stockholders' Deficit:
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding                      500

   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     3,956,880 shares issued and outstanding                      396

   Additional paid-in capital                               7,330,321

   Accumulated deficit                                     (7,797,340)
                                                          -----------
  Total Stockholders' Deficit                                (466,123)
                                                          -----------
Total Liabilities and Stockholders' Deficit                 $ 795,789
                                                          ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ISA INTERNATIONALE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     Three Months Ended   Three Months Ended    Six Months Ended   Six Months Ended
                       March 31, 2006        March 31, 2005      March 31, 2006     March 31, 2005

Operating revenue:
 Portfolio Collections     $       0          $         0           $       0          $       0

Operating expenses:
 Portfolio Collection Costs   30,446                    0              58,646                  0
 General & administrative     76,480              132,213             154,991            170,595
 Impairment Charge on
  Portfolio Carrying Cost    219,934                  --              219,934                --
                          ----------           ----------          -----------        ----------
  Operating expenses         326,860              132,213             433.571            170,595
                          ----------           ----------          -----------        ----------
  Operating loss            (326,860)            (132,213)           (433,571)          (170,595)
Other income (expense):
 Interest expense            (23,451)             (19,435)            (47,225)           (38,321)
                          ----------           ----------          -----------        ----------

Net (loss) - operations     (350,311)            (151,648)           (480,796)          (208,916)
                          ----------           ----------          -----------        ----------

Net (Loss)                  (350,311)            (151,648)           (480,796)          (208,916)
                          ==========           ==========          ===========        ==========
Basic and fully diluted
 (loss) per share         $    (0.09)          $    (0.06)        $     (0.12)        $    (0.08)
                          ==========           ==========          ===========        ==========
Total net Gain (loss)
 per share                $    (0.09)          $    (0.06)        $     (0.12)        $    (0.08)
                          ==========           ==========          ===========         ==========

Weighted average common shares outstanding:
 (restated for reverse stock split)
Basic & Assuming Diluted   3,956,880            2,573,758            3,956,880         2,573,757
                          ==========           ==========          ===========        ==========
Dividends per share
 of common stock               none                 none                 none              none
                          ==========           ==========          ===========       ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ISA INTERNATIONALE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                    Six Months Ended   Six Months Ended
                                                     March 31, 2006     March 31, 2005
                                                  ------------------- ------------------
Cash flows from operating activities:
 (Loss) before extraordinary item from
    continuing operations                          $     (480,796)         $  (208,916)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Amortization of incorporation costs                          39                    -
  Costs incurred for pending acquisitions                       -              (56,003)
  Reduction of debt receivable purchase price
    Due to gross collections received                     159,240                    -
  Impairment charge on debt receivable purchase
    Price carrying cost                                   219,934                    -
  Charge off of costs incurred for unsuccessful
    acquisition                                             9,305                    -
  Interest charge for indemnification agreement            10,471                    -
  Trade account receivables                                (7,238)                   -
  Notes receivable for incurred acquisition costs         (17,600)                   -
  Accrued consulting expense                               (1,861)              30,300
  Accounts payable and accrued expenses                    20,407               73,643
  Accrued expenses - related party                         41,000               70,000
  Accrued interest payable - related party                 36,754               27,850
                                                       ----------           ----------
  Cash used in operating activities                       (10,345)             (63,126)

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
    to related party                                       13,069               64,762
                                                       ----------           ----------
  Cash provided by financing activities                    13,069               64,762

Increase (decrease) in cash and cash equivalents            2,724                1,636
Cash at beginning of period                                18,963                2,655
                                                       ----------           ----------
Cash and cash equivalents at end of period               $ 21,687              $ 4,291
                                                       ==========           ==========
Non-cash investing and financing transactions:
Additional Paid-in Capital for Indemnification
   Agreement Payment of convertible debentures and
   Accrued interest thereon                              $ 10,471             $ 10,471
                                                        ---------           ----------
Total non-cash transactions                              $ 10,471             $ 10,471
                                                       ==========           ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.
</table

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

On August 19, 2004, the Company signed an asset purchase agreement with five California Companies, wherein common shares of the Company would be used to purchase the assets being acquired. Terms of the agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and recently April 30, 2005, were not complied with by the seller of the assets enumerated in the agreement and, accordingly, the Company was not able to complete the asset purchase agreement. Certified audits of the seller companies were required by the agreement and the seller companies were not able to deliver these required certified audits for the years 2003 and 2004. However, on May 18, 2005, the Company did consummate the purchase of a portion of the companies consumer receivable portfolios for $1,094,900.The Company accounts for its debt receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the debt receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the debt receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the debt receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the debt receivables based on the actual cash flows received in relation to the expected cash flows. This method is commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the investment amount of $1,094,900 has been recovered.

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

At March 31, 2006, the Company did record a write down of its portfolio carrying costs and a related charge to profit and loss of the Company in the amount of $219,934 to record estimated unrecoverable investments and worthless portions of the portfolio debt receivables purchased on May 18, 2005. The Company does believe that the remaining portfolio debt receivable carrying costs of $637,382 will be recovered by the Company from future gross collections to be received in the next 48 to 60 months commencing from March 31, 2006 and forward.

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

Changes in debt receivables for the quarter ended March 31, 2006 were as follows:

                                                          Quarter Ended
                                                          March 31, 2006
                                                        ----------------
  Balance at beginning of period, January 1, 2006      $         943,713
  Acquisition of debt receivables                                      0
  Cash collections applied to principal                          (86,397)
  Impairment write down to carrying cost                        (219,934)
                                                       -----------------
  Balance at the end of the period, March 31, 2006     $         637,382
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited) * $       1,051,682
                                                       =================

* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the six months ended March 31, 2006.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at March 31, 2006 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $344,752. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2006.

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation and used to value the 6,000,000 shares stock option for $60,000 to DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company, for consummated agreements through March 31, 2006, they used alternative valuations of estimates.

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

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2005 and 2004, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. For the period ended March 31, 2006 there were 13,358,789 anti-dilution common shares potentially issuable.

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

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $7,797,340 at March 31, 2006. The net loss for the six month period ended March 31, 2006 was $480,796. The Company had convertible debenture debt in default in the amount of $ 200,000, plus related accrued interest payable of $120,752.These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $200,000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to continue to insert itself into the debt collection industry as a result of its recent consumer debt asset acquisition agreement. The Company has begun again to resume operations after an approximate five year reorganization period. However, there can be no assurance that these actions will be successful.

Recent acquisition agreement contracts were previously announced in the Company's 8-K filings that did not result in a successful asset acquisition as originally planned. Due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquisition companies assets were acquired except for a smaller purchase of $43,733,000 in consumer debt assets that was completed as of September 30, 2005. The Company did provide audit and bookkeeping assistance to enable the completion of the agreement for the certified audits for the years 2003 and 2004 as required by the contract terms. The Company incurred costs of $182,921 as of March 31, 2006 related to this acquisition activity. Of these amounts of incurred costs, there has been recorded as a note receivable non current the amount of $95,809 and a related receivable from the seller in the amount of $50,946 less an allowance for uncollectible amounts in a similar due to the Companies from whom the assets were to be purchased from having filed Chapter 7 Petition in the U.S. Bankruptcy Court in California in the consolidated financial statements for the period ending December 31, 2005.Additional costs of $36,166 since October 31, 2005, have been charged to profit and loss of the Company for additional legal, consulting and travel costs.

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

(4.b) Common Stock

As of March 31, 2006, 3,956,880 shares of Common stock were issued and outstanding, of which 8,880 shares of Common stock were issued during the three month period ending December 31, 2005. There were no additional common shares issued during the quarter ended March 31, 2006, but the Company has recorded an accrued expense in the amount of $24,600 for consulting services rendered to that date. For this amount of accrued expense, 19,680 common shares will be issued during the quarter ended June 30, 2006. These shares were valued based upon the amount of the liability settled at a negotiated per share for services rendered for consulting services to the Company.

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

(4.c) Stock Options

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party Doubletree Capital Partners, Inc.(DCP), at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of March 31, 2006, the stock options were still outstanding and none of the options had been exercised.

The Company has followed the "minimum value" approach as explained in FASB Statement No. 123, wherein the valuation method used more appropriately determined a fair value of the Company's common shares for determining the fair market value of the options issued.


The Company made a charge to the Company's income statement in the amount of $60,000 for the estimated value of the options at the date of issuance on July 29, 2004.The options carry a five year term from the date of issuance and a related exercise price of $0.60 per common share exercised. Using a conservative risk-free rate of return for a five year investment of 2.25%, we further discounted the exercise price by 2.25% to arrive at the present value of $0.54. Using an average then current stock bid price of $.55 and expected dividends of zero from the Company, we calculated a minimum present value of the stock option to be $0.01 for the issuance of the 6,000,000 options. The Company feels this approach is very conservative based upon the current status of the Company's operations, the lack of trading volume and active market for the Company's common stock.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $110,281, (2) One account payable-disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at March 31, 2006:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               120,752              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (344,752)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    March 31, 2006:                              $       0      $       0
                                                 =========      =========

The Company believes that beyond the $344,752 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of March 31, 2006, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $120,752. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

As of the date of this report May 12th, 2006, the currently due $50,000 convertible debenture principal has not yet been paid nor has the related interest due thereon in the amount of %9,000. The $150,000 previous defaulted debenture notes and their related interest both continue to remain unpaid.

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

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes for the six months ended March 31, 2006 amounted to $36,754. Accrued interest on these notes was $229,870 at March 31, 2006.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $55,000 in the six months ended March 31, 2006.

In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. These unpaid consulting services remain as accrued expenses at March 31, 2006 in the amount of $356,000. As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and issued in 2004. Three other directors received a total of 107,145 shares for their services.

The Company has not authorized the issuance of any additional shares for services of these directors since December 31, 2003.

NOTE 7) SUBSEQUENT EVENTS

There are no reportable events subsequent to March 31, 2006 to the date of this report, May 12th, 2006.

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

Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "could," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

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

Since December 2000 and through May 2005, the Company has been operationally dormant. The Company believes its shareholder base is its major asset. For the last four years from January 2001 to May 2005, the Company has been actively reorganizing its financial affairs and actively seeking merger or acquisition candidates offering growth and profit potential for its shareholders.

On May 11, 2005, the Company, through its wholly owned subsidiary, ISA Acquisition Corporation, purchased $36,097,726 of portfolio debt receivables and commenced operations in the troubled debt collection business. Upon a detailed examination of the individual debts and accounts purchased, the Company determined that it should receive replacement debt receivables from the Seller companies due to substitutions and replacement debt considered to be non-collectible, as determined by the Company prior to September 30, 2005. Accordingly, the Company was given and did receive additional consumer debt receivables considered to be replacement debt in the additional net amount of $7,635,274 bringing the total consumer debt receivable purchase to $43,733,000m as of September 30, 2005.

The substituted debts, as revised, amount to a larger face value of debt purchased but have the same computed fair market value due to different categories of debts received as well as different ages of the debts. For the most part, the new and revised group of debts received in accordance with the original purchase agreement is now considered to be older in age and of slightly less individual value. The Company, through its third party collection agent, is evaluating this overall debt purchase for its current fair market value, future collectibility and net estimated net realizable value in comparison to the purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 of the Company's restricted common shares of stock.

The Company does now consider itself to be out of the reorganization period and now an operating company.

At March 31, 2006, the Company has determined that due to portions of the purchased debt receivables in the final group as finally received possessing reduced, diminished or no value due to debt worthlessness and losses or further the existence of newly discovered prior sales of portions of the debt receivables that were purchased, the Company has recorded a fair market value impairment write down in the amount of $219,934 to the carrying value of the purchased debt receivables.

At March 31, 2006, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase in the amount of $237,584 and an impairment write down in the amount $219,934, was $637,382. The Company believes that this carrying value on its Balance Sheet is a fair carrying value and the amount as stated at March 31, 2006 will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the six months ended March 31, 2006 and 2005.

Sales and Gross Profit

No revenues were recorded for the six months ended March 31, 2006 and 2005 while the Company again resumes its operations. The Company did resume operations in the third quarter of 2005 in the troubled debt collection business as a result of its purchase of face value debt receivables amounting to $43,733,000 originally valued at $1,094,900. The Company has engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $159,241 were collected in the six months ended March 31, 2006. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. There were no collections of debt receivables recorded as income in the six months ended March 31, 2005.

The Company does not believe that the net collection cash flows received from the debt receivables recently purchased will be anywhere close to the amount of cash flows estimated to be required to sustain Company operations in the future. Therefore, additional efforts are being expended to bring to the Company additional debt portfolio receivables for the operational source of future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $154,911 for the six months ended March 31, 2006 compared to $170,594 for six months ended March 31 2005.

The expenses in 2006 and 2005 were principally for audit, consulting, office and salaries and new operating costs necessary to commence business operations for the debt collection business. For the six months ended March 31, 2006, the Company incurred $56,394 in direct debt collection costs including third party agency collection costs. There were no debt collection costs incurred by the Company in the six months ended March 31, 2005. Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in 2006 or 2005. At this time, the Company has no anticipation as to its specific operating expenses in future periods as it begins to operate in the debt collection business.

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

As of March 31, 2006, the Company had Total Assets of $795,789 consisting of $21,687 in cash, $23,004 in Trade receivables, $637,382 in Purchased receivables - net, $113,409 in Notes receivables and $307 in other assets for organization costs. It had $1,261,912 in Current Liabilities consisting of $24,600 in Common stock payable, $384,853 in accounts payable and accrued expenses including $356,000 in related party accrued compensation payable, convertible notes payable-related party of $622,589 and related interest accruals of $229,870.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company cannot continue its existence without a full and complete reorganization of all of its financial affairs and obligations as well as the capital requirements to support its operational activities required now as a result of the troubled debt receivable purchase on May 11, 2005 and the related expenditures that will be required.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of March 31, 2006 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of March 31, 2006 of $7,797,340. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc., beneficially owns approximately 90.79% of the Company's outstanding common stock at March 31, 2006 compared to 95.01% on March 31, 2005. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $7,798,340 at March 31, 2006. The net loss for the six month period ended March 31, 2006 was $480,796. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $120,752. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

The Company is in reorganization at the present time except for its uncompleted acquisition activities and related purchase of troubled debt and remains in default on certain debenture obligations amounting to $200,000 plus related interest of $120,752.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $120,752 in accrued interest as of March 31, 2006 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the six months ending March 31, 2006, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, there were 8,880 common stock shares issued to a consultant engaged by the Company (8,880) for services rendered in an advisory capacity. An additional 19,680 common shares are due to be issued to the same consultant for additional services rendered during the six months ended March 31, 2006. It is anticipated that these common shares will be issued during the quarter ended June 30, 2006.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2006, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000, which also is now in default since as of the date of this report, May 8th, 2006, the convertible debt has not been paid by the Company. Accrued interest due thereon on these notes combined amounts to $120,752 as of March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: none
(b) Form 8-K:

ISA Internationale Inc. (ISA) filed its annual 10KSB report for the year ended September 30, 2005 on January 13, 2006 without the permission of its previous accountant, Stonefield Josephson Inc., to include their previous Accountant's Report in the 10KSB, due to a communication misunderstanding between ISA Internationale Inc., Stonefield Josephson Inc. and the ISA's new auditors, DeJoya Griffith & Company, CPA's. ISA Internationale, Inc. was notified by Stonefield Josephson on January 24, 2006 via email and later by a follow up letter.

The financial statements referred to by Stonefield Josephson are the audited financial statements for the nine month period ended September 30, 2004. The financial statements that were included in the form 10KSB report filed on January 13, 2006 are correct and can be relied upon as being correct.

The communication misunderstanding that led to the apparent unauthorized inclusion of the Stonefield Josephson audit report in Form 10-KSB was due to a misunderstanding of an email received on January 11, 2006 by ISA
Internationale Inc. and the Company's new auditors.

The Company's audit committee and two members of the board of directors were made aware of these matters and were involved in the discussion and resolution of this matter. One of these board members did discuss the matter with representatives of Stonefield Josephson Inc. accounting firm.

The permission to file was received from Stonefield Josephson Inc. on February 3, 2006 and no changes were requested by Stonefield Josephson Inc. to be made to the Form 10-KSB that does contain the Stonefield Josephson audit report for the period ended September 30, 2004 that was previously filed by ISA Internationale Inc. on January 13, 2006.

This 8-k filing has been submitted to Stonefield Josephson Inc. this 24th day of February, 2006, for acknowledgement of their respective agreement of the above facts. ISA Internationale, Inc. is requesting that ISA Internationale, Inc. receive a letter of agreement with the above facts and upon receipt of the letter, ISA Internationale, Inc. will file a copy of their agreement as an exhibit to the above facts in a subsequent 8-K filing.

As of the date of this report on May 12th, 2006, the Company has not yet received any reply from Stonefield Josephson Inc. on this matter and has also reported this fact to the SEC. The Company has discussed the matter with Stonefield Josephson Inc. but has not yet received any further correspondence from them regarding this matter.











SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: May 12th, 2006

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

    Date: May 12th, 2006

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

(1.) the report fully complies with the requirements of Section 13(a)or 15 (d) of the Securities Exchange Act of 1934; and

(2.) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Bernard L. Brodkorb
   By: Bernard L. Brodkorb
   President, Chief Executive Officer, and Chief Financial Officer

   Dated: May 12th, 2006