Form 10QSB
period 2006-06-30
ISA INTERNATIONALE INC
filed 2006-08-21
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. On August 14, 2006, there were 23,989,912 of the Registrant's common stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of
           June 30, 2006 (unaudited) and September 30, 2005 (audited)    3
        Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2006 (unaudited) and 2005 (unaudited) and nine months ended June 30, 2006 (unaudited)
            and 2005 (unaudited)                                         4
        Condensed Consolidated Statement of Stockholders'
           Deficit (unaudited)                                           5
        Condensed Consolidated Statements of Cash Flows for the
           nine months ended June 30, 2006 (unaudited) and
           2005 (unaudited)                                              6


        Notes to Condensed Consolidated Financial Statements          7-15

Item 2. Management's Discussion and Analysis or Plan of Operation    16-23
Item 3. Controls and Procedures                                         24

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3. Defaults Upon Senior Securities                                 25

Item 4. Submission of Matters to a Vote of Security Holders             25

Item 5. Other Information                                               25

Item 6. Exhibits and Reports on Form 8-K                             25-26

Signatures                                                              26

Certifications                                                       27-28

                     PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                         ISA INTERNATIONALE INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (unaudited)            (audited)
                                                          June 30, 2006      September 30, 2005
                    ASSETS                                ------------        -----------------
Assets:
   Cash and cash equivalents                               $   15,098                 18,963
   Trade receivables                                           17,039                 15,766
                                                          ------------        ----------------
Total Current Assets:                                          32,137                 34,729

Office Equipment, at cost less depreciation thereon             5,408                     --

Other assets:
   Finance contract receivables - net of collections          480,370              1,016,557
   Organization costs - net of amortization                       288                    345
   Notes receivable - non current portion                      17,600                 95,809
                                                          ------------         ---------------
Total Assets                                                $ 535,803            $ 1,147,440
                                                          ============         ===============
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accrued consulting expense                                      --                 17,400
   Accounts payable - trade and taxes                          13,601                 13,531
   Convertible notes payable - related party                    6,616                609,520
   Accrued interest payable - related party                        --                193,116
   Accrued expense payable - related party                         --                315,000
   Indemnification agreement - related party                       --                     --
                                                          ------------         ---------------
Total Current Liabilities                                      20,217              1,148,567

Long-Term Liabilities:                                             --                     --
                                                          ------------         ---------------
Total Liabilities                                              20,217              1,148,567
                                                          ------------         ---------------
Stockholders' Equity (Deficit):
   Preferred stock, $.0001 par value
     30,000,000 shares authorized,
     none at June 30, 2006, and 5,000,000
     shares issued and outstanding                                 --                    500
     at September 30, 2005
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     23,989,912 issued and outstanding at June 30, 2006
     and 3,948,000 shares issued and outstanding
     at September 30, 2005                                      2,399                    394

   Additional paid-in capital                               8,826,315              7,314,523

   Accumulated (deficit)                                   (8,313,128)            (7,316,544)
                                                          ------------         ---------------
  Total Stockholders' Deficit                                 515,586                 (1,127)
                                                          ------------         ---------------
Total Liabilities and Stockholders' Deficit                 $ 535,803            $ 1,147,440
                                                          ============         ===============
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           ISA INTERNATIONALE INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                     Three Months Ended   Three Months Ended    Nine Months Ended   Nine Months Ended
                       June 30, 2006        June 30, 2005         June 30, 2006      June 30, 2005
                     -----------------    ------------------    -----------------   ------------------

Operating revenue:
 Portfolio collections     $      --          $        --           $      --          $      --

Operating expenses:
 Portfolio collection Costs   26,036                   --              84,682                 --
 General & administrative    386,345               38,427             541,336            209,022
 Impairment charge on
  Portfolio carrying Cost     85,661                   --             305,595                 --
                          ----------           ----------          -----------        ----------
  Operating expenses         498,043               38,427             931,613            209,022
                          ----------           ----------          -----------        ----------
  Operating loss            (498,043)             (38,427)           (931,613)          (209,022)
Other income (expense):
 Interest expense            (17,746)             (21,403)            (64,971)           (59,725)
                          ----------           ----------          -----------        ----------

Net (loss) - operations     (515,788)             (59,830)           (996,584)          (268,747)
                          ----------           ----------          -----------        ----------

Net (Loss)                  (515,788)             (59,830)           (996,584)          (268,747)
                          ==========           ==========          ===========        ==========
Basic and fully diluted
 (loss) per share         $    (0.05)          $    (0.02)        $     (0.18)        $    (0.10)
                          ==========           ==========          ===========        ==========
Total net gain (loss)
 per share                $    (0.05)          $    (0.02)        $     (0.18)        $    (0.10)
                          ==========           ==========          ===========        ==========

Weighted average common
Shares outstanding:
 (restated for reverse
Stock split)Basic
& Assuming Diluted         9,722,645            2,821,277            5,480,322         2,658,058
                          ==========           ==========          ===========        ==========
Dividends per share
 of common stock             none                 none                 none              none
                          ==========           ==========          ===========        ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  NINE MONTHS ENDED JUNE 30, 2006
                                                            (UNAUDITED)
<c>                          <c>         c>      <c>            <c>          <c>                <c>
                                 Preferred  Stock    Common   Stock    Additional                      Total
                                 Number of   Par    Numbers   of par     Paid-in     Accumulated   Stockholders
                                 shares     Value    Shares    value     Capital       Deficit        Deficit
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005     5,000,000  $500    3,948,000    $395   $7,314,523   $(7,316,544)      $(1,127)

Indemnification Agreement
additional interest for two
debenture holders                                                          15,707                      15,707

Issuance of common stock to
Consultants for services                              53,560       6       24,614                      24,620

Issuance of common stock to
Doubletree Capital Partners
for debt settlement                                1,709,418     171      854,799                     854,970

Issuance of common stock to
President for debt settlement                        740,000      74      369,926                     370,000

Issuance of common stock to
Directors and related party
consultants for services                             484,000      48      247,952                     248,000

Doubletree Capital Partners,
Inc. conversion of preferred
stock into common Stock in
accordance with November
2000 agreement                 (5,000,000) (500)  17,054,934    1705       (1,205)

Net (loss) for
nine months ended                                                                      (996,584)     (996,584)
--------------------------------------------------------------------------------------------------------------
Balance June 30, 2006                --     $--   23,989,912  $2,399   $8,826,315   $(8,313,128)     $515,586
==============================================================================================================
The accompanying notes are an integral part of these financial statements.


                                           ISA INTERNATIONALE INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
                                               (UNAUDITED)
                                                   Nine Months Ended   Nine Months Ended
                                                     June 30, 2006       June 30, 2005
                                                  ------------------  ------------------
Cash flows from operating activities:
 (Loss) before extraordinary item from
    continuing operations                          $     (996,584)         $  (268,746)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation, a non cash charge                               91                    -
  Amortization of incorporation costs, a non-cash charge       59                   29
  Reduction of debt receivable purchase price
    due to gross collections received                     230,591                    -
  Impairment charge on debt receivable purchase
    price carrying cost, a non-cash charge                305,595                    -
  Charge off of costs incurred for unsuccessful
    acquisition                                           105,114                    -
  Consulting expenses incurred, a non-cash charge         259,085                    -
  Costs incurred for pending acquisition                        -              (81,775)
  Trade account receivables                                (1,274)                   -
  Note receivable for incurred acquisition                (17,600)                   -
  Common stock payable services                             9,416                3,900
  Accounts payable and accrued expenses                        70               39,077
  Accrued expenses - related party                         55,000              105,000
  Accrued interest payable - related party                 49,004               44,018
                                                       -----------           ----------
  Cash used in operating activities                        (1,433)            (158,497)
                                                       -----------           ----------
Cash flow from investing activities:
  Incorporation costs - new subsidiary                          -                 (158)
  Purchase of equipment                                    (5,500)                   -
                                                       -----------           ----------
  Cash (used in) investing activities                      (5,500)                (158)
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                         3,068              157,821
                                                       -----------           ----------
Cash provided by financing activities                       3,068              157,821
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents         (3,865)                (834)
Cash at beginning of period                                18,963                2,655
                                                       -----------           ----------
Cash and cash equivalents at end of period               $ 15,098              $ 1,821
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Additional Paid-in Capital for
   Indemnification Agreement                               15,707               15,707
 Payment of convertible debentures and accrued
   Interest thereon with common stock                           -               70,001
 Payment of convertible and secured loans and accrued
   Interest thereon with common stock to relate party     854,970                    -
 Payment of accrued consulting payable to President of
   Company with common stock                              370,000                    -
 Stock issuance for investments in subsidiary to
   purchase debt receivables                                    -            1,094,900
 Stock issued to creditors and directors for services     272,620               21,210
                                                        ----------           ----------
Total non-cash transactions                            $1,513,297           $1,201,818
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

At March 31, 2006, the Company did record a write-down of its portfolio carrying costs and a related charge to profit and loss of the Company in the amount of $219,934 to record estimated unrecoverable investments and worthless portions of the portfolio debt receivables purchased on May 18, 2005.

On June 30, 2006, the Company made an additional impairment write-down of the portfolio carrying costs and a related charge to profit and loss of the Company in the amount of $85,661 for estimated additional unrecoverable investments and worthless portions of the portfolio debt receivables purchased on May 18, 2005.

The Company also recorded a bad debt expense provision of $95,809 to establish an allowance for 100% of the possible non-collectible note receivable due from the California collection companies from which the debt portfolios were obtained. The Company was served in July 2006 with a summons and complaint from the U.S. Bankruptcy Court Trustee on behalf of the U.S. Bankruptcy Court in California in an adversarial proceeding. Although the suit commenced after the date of these financial statements, June 30, 2006, the reserve allowance adjustment in the amount $95,209 has been made in these financial statements with a related charge to operations in a similar amount. The Company contends the suit is without supportable merit and will not result in any further loss to the Company other than legal costs to defend the Company's secured with priority rights claim in the Bankruptcy Court.

The Company believes that the remaining portfolio debt receivable carrying costs of $480,370 will be recovered by the Company from future gross collections to be received in the next 48 to 60 months commencing from July 1, 2006 and forward.

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

Changes in debt receivables for the quarter ended June 30, 2006 were as follows:

                                                          Quarter Ended
                                                          June 30, 2006
                                                        ----------------
  Balance at beginning of period, April 1, 2006        $         637,382
  Acquisition of debt receivables                                      0
  Cash collections applied to principal                          (71,351)
  Impairment write down to carrying cost                         (85,661)
                                                       -----------------
  Balance at the end of the period, June 30, 2006      $         480,370
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited) * $         791,973
                                                       =================

* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the nine months ended June 30, 2006.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at June 30, 2006 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $349,988. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at June 30, 2006.

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation and used to value the 6,000,000 shares stock option for $60,000 to DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company, for consummated agreements through June 30, 2006, they used alternative valuations of estimates.

1.d) Revenue Recognition

There were no operating revenues in 2005 and through June 30, 2006. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2006 and 2005, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

The weighted average calculation includes the common stock payable transactions as enumerated in note 5b and those that may have been issuable at the end dates of the financial statements included in this 10QSB report.

1.f) Stock Based Compensation

Shares of the Company's common stock were issued for consulting services and settlement expenses. The common stock share issuances for the settlement expenses were computed using a common stock price of $0.65 per share for 19,680 shares issued during the quarter ended June 30, 2006 and $.875 for 8,880 shares issued prior to April 1, 2006, which was then considered a fair recording issuance price for these shares. All other common shares issued subsequent to April 1, 2006 and their related recording issuance prices are summarized on Note 3. These specific stock issuances were valued based upon the fair value of the consideration of debt relief or services rendered to the Company. See Note 1.c) above for discussion of the use of estimates in share valuation.

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

1.h) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,054,044 at June 30, 2006. The net loss for the nine month period ended June 30, 2006 was $996,584. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $125,988. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $325,988.

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

Recent acquisition agreement contracts were previously announced in the Company's 8-K filings that did not result in successful asset acquisitions as originally planned. Due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquisition companies assets were acquired except for a smaller purchase of $43,733,000 in consumer debt assets that was completed as of September 30, 2005.

The Company provided audit and bookkeeping assistance to enable the completion of the agreement for the certified audits for the years 2004 and 2003 as required by the contract terms. The Company incurred costs of $192,582 as of June 30, 2006 related to this acquisition activity. Of these amounts, incurred costs had been recorded as a non-current note receivable in the amount of $95,809, and a related receivable from the seller in the amount of $50,946. At June 30, 2006, both amounts totaling $146,755 were offset by an allowance for uncollectible debts due from the Companies from whom the assets were to be purchased from having filed Chapter 7 Petition in the U.S. Bankruptcy Court in California. Reference should be made to note 1.a above for additional information.

Additional costs of $45,827 since October 31, 2005, have been charged to profit and loss of the Company for additional legal, consulting and travel costs regarding these same matters.

Additionally, the Company has recorded impairment write-downs of $219,934 and $85,661 at March 31, 2006 and June 30, 2006, respectively on the purchased debt receivable total costs of $1,094,900. These impairment cost write-downs of $305,595 and the $192,582 for incurred acquisition costs are the subject of a priority and secured claim submitted to the United States Bankruptcy Court in California. The Company is attempting to assert and protect its filed claim rights against the former collection companies with whom it previously sought to purchase various debt collection assets that were represented to be owned by them. The Company is a party as a defendant in an adversarial lawsuit that was commenced in July, 2006 against the Company by the Trustee for the debtor collection companies in the Chapter 7 proceeding as filed in the U.S. Bankruptcy in California. The Company does not believe that the Trustee's adversarial proceeding lawsuit position, and asserted claims, will prevail and the Company is continuing to assert its priority and secured creditor status, and obtain recovery of its losses, incurred expenses, and related damages included therein with a vigorous legal defense.

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

In June, 2006, the holder of the 5,000,000 preferred shares exercised their right to convert their preferred shares into common shares. In accordance with the terms as specified in the second paragraph of this footnote and the terms of the re-organization agreement consummated on November 2, 2000, the holder, prior management of the Company, and the Board of Directors on that date issued 17,054,934 common shares in exchange for the preferred shares that have been retired by the Company.

(4.b) Common Stock

As of June 30, 2006, 23,989,912 shares of common stock were issued and outstanding, of which 20,041,912 shares were issued during the nine month period ending June 30, 2006.

As discussed in Note 1, the Company had entered into an asset purchase agreement with five California Companies which was subsequently terminated as a result of the failure to provide required certified audits by the California Companies. The Company, however, had issued approximately 8,000,000 shares of common stock related to this unsuccessful asset purchase agreement. These shares have not been returned from an escrow account designated to facilitate the transaction.

The Company is currently seeking the return of these shares from the escrow account related to the original non-completed purchase agreement and believes it will be successful. The Company has not included these shares in the accompanying consolidated financial statements as either issued, or outstanding, since there was no consideration given for these shares and the asset purchase agreement was terminated.

In June 2006, the following common shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company:

To whom issued:       Common shares issued:                          Value:

Consultants                   $   44,680                         $   25,292
Related Party and Directors      484,000                            242,000
President of Company             740,000                            370,000
Doubletree Capital Partners   $1,709,418                            854,790

Totals:                       $2,978,098                         $1,492,082

In June, 2006, the Company also issued 17,054,934 common shares to the holder (a related party) of the 5,000,000 preferred shares as they exercised their right to convert their preferred shares into common shares in accordance with the terms as specified in the second paragraph of this footnote and the terms of the re-organization agreement consummated on November 2, 2000. See note 4.a above for additional information. The preferred shares previously outstanding have been retired by the Company.

(4.c) Stock Options

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc.
(DCP), at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of June 30, 2006, the stock options were still outstanding and none of the options had been exercised.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $125,988, (2) One account payable-disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at June 30, 2006:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               125,988              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (349,988)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    June 30, 2006:                               $       0      $       0
                                                 =========      =========

The Company believes that beyond the $349,988 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of June 30, 2006, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $125,988. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

As of the date of this report May 12th, 2006, the currently due $50,000 convertible debenture principal has not yet been paid nor has the related interest due thereon in the amount of %9,750. The $150,000 previous defaulted debenture notes and their related interest both continue to remain unpaid.

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

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes for the nine months ended June 30, 2006 amounted to $49,264.

On June 6, the convertible notes had an unpaid loan balance due by the Company in the amount of $612,590 and unpaid total interest due also by the Company in the amount of $242,380. These notes and their unpaid interest were converted into common shares of the Company at the reduced price of $.50, as approved by the Company's Board of Director's at a duly held meeting and the notes and related interest are now paid in full.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $59,000 in the nine months ended June 30, 2006 and salary expenses in the amount of $21,000.

In December 2003, the Company's Board of Directors approved the issuance of 357,143 common shares as partial payment for services rendered to date. The unpaid consulting services that existed at March 31, 2006 in the amount of $356,000 and an additional $14,000 for the months of April and May, 2006 were paid by the Company with the issuance of 740,000 restricted common shares in full payment of the liability to the Company.

As a Director, the President received an additional 35,715 common shares authorized to him during the year ended December 31, 2003 for his services as a director of the Company and issued in 2004. Three other directors received a total of 107,145 shares for their services.

In June 2006, the Company authorized the issuance of 155,000 shares of common stock to the directors for their services as directors. Included in this issuance was 50,000 common shares issued to Company's President for his services as a director of the Company.

Also issued during the month of June 2006 were an additional 329,000 restricted common share to related parties of the Company who had rendered services that are being valued in accordance with generally accepted accounting principles at $.50 per share issued. Accordingly, there has been a charge to the operations of the Company for $164,500 for these related party stock issuances and $77,500 for the services of the directors of the Company, as referred to in the prior paragraph.

See Notes 4.a and 4.b for additional information regarding related party transactions for the nine months ended June 30, 2006.

NOTE 7) SUBSEQUENT EVENTS

Other than the reporting of the summons and complaint received by the Company from the United States Bankruptcy Court Trustee as referred to note 1.a and note 2 above, there are no additional reportable events subsequent to June 30, 2006 to the date of this report, August 14, 2006.

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

At March 31, and June 30, 2006, respectively, the Company determined that due to portions of the purchased debt receivables in the final group as finally received possessing reduced, diminished, reduced or no value due to debt worthlessness and losses or further the existence of newly discovered prior sales of portions of the debt receivables that were purchased, the Company has recorded a fair market value impairment write down in the amount of $219,934 as of March 31, and additional $85,661 at June 30, 2006 to the carrying value of the purchased debt receivables.

At June 30, 2006, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase in the amount of $308,937 and an impairment write downs in the amount $305,595, was $480,369. The Company believes that this carrying value on its Balance Sheet is a fair carrying value and the amount as stated at June 30, 2006 will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the nine months ended June 30, 2006 and 2005.

Sales and Gross Profit

No revenues were recorded for the nine months ended June 30, 2006 and 2005 while the Company again resumes its operations. The Company did resume operations in the third quarter of 2005 in the troubled debt collection business as a result of its purchase of face value debt receivables amounting to $43,733,000 originally valued at $1,094,900. The Company has engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $230,594 were collected in the nine months ended June 30, 2006. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. There were no collections of debt receivables recorded as income in the nine months ended June 30, 2005.

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

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $541,336 for the nine months ended June 30, 2006 compared to $209,022 for nine months ended June 30 2005. The general and administrative expenses for the nine months ended June 30, 2006 do include consulting expenses charges related to common shares issued in June 2006 in the amount of $254,500 and a bad debt expense provision in the amount of $95,809 for potential uncollectible note receivables related to the non-completed acquisition of the California collection Companies. The remaining expenses in 2006 and 2005 were principally for audit, other recurring consulting, office and salaries and new operating costs necessary to commence business operations for the debt collection business.

For the nine months ended June 30, 2006, the Company incurred $84,682 in direct debt collection costs including third party agency collection costs. There were no debt collection costs incurred by the Company in the nine months ended June 30, 2005.

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

The convertible note holder, since November 2000, has held a secured collateral interest in any assets the Company owns or may acquire in the future until the convertible notes are either paid in full or converted into common shares of stock at the option of the convertible note holder. This conversion did occur on June 5, 2006 with $854,970 of convertible notes and unpaid accrued interest converted into 1,709,418 of restricted common shares.

As of June 30, 2006, the Company had Total Assets of $535,803 consisting of $15,098 in cash, $17,039 in Trade receivables, $5,408 in Office equipment, $480,370 in Purchased receivables - net, $17,600 in Notes receivables and $288 in other assets for organization costs. It had $20,217 in Current Liabilities consisting of $13,601 in accounts payable and accrued expenses including $6,616 in convertible notes payable-related party.

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

The Company is not currently seeking any additional sources of debt or equity financing beyond which is already in place with the financing agreement consummated in November 2000 with Doubletree Capital Partners, Inc. Until the reorganization process is fully completed and capital needs required to be made as a result of the entry by the Company into the troubled debt collection as of May 11, 2005 are determined and defined, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by creditors of the Company.

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the year ended September 30, 2005, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of June 30, 2006 because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future.

Prior Business Ventures

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of June 30, 2006 of $8,313,128. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional new capital to support the Company's anticipated day-to-day operations and fully settle the debt incurred by ISAI during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company, at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc., beneficially owns approximately 89.33% of the Company's outstanding common stock at June 30, 2006 compared to 95.06% on June 30, 2005. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the numbers of broker-dealers willing to act as market makers in such securities are limited. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's common stock will be available in the future.

Liquidity and Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $8,313,128 at June 30, 2006. The net loss for the nine month period ended June 30, 2006 was $996,584. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $125,988. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $125,988 in accrued interest as of June 30, 2006 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the nine months ending June 30, 2006, the Company was not sued in any new legal matters. However, on July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, files the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

The Company believes that the Trustee's summons and complaint positions are without merit and will vigorously defend its actions in the debt receivable purchase and seek recovery of all damages incurred, expenses advanced and related losses thereto since August 19, 2004, the date the relationship with the debtor companies commenced through and including the date of May 18, 2005, the date of the debt receivable purchases by the Company, through the date of suit commencement and termination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, there were 20,033,032 common stock shares issued as follows to various Consultants, Directors, and Officers:


To whom issued:        Common shares issued:   					Value:

Consultants and Directors
  (includes related parties)     $   528,680                        $  267,292
President of Company                 740,000                           370,000
Doubletree Capital Partners, Inc.  1,709,418                           854,790
Doubletree Capital Partners, Inc.
  Preferred stock conversion     $17,054,934                               500

Totals:                          $20,033,032                        $1,492,582

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2006, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000, which also is now in default since as of the date of this report, May 8th, 2006, the convertible debt has not been paid by the Company. Accrued interest due thereon on these notes combined amounts to $125,988, as of June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits: none
(b) Form 8-K filed June 30, 2006; 8-K/A filed August 14, 2006; 8-K/A filed August 18, 2006:

On or about June 6, 2006, ISA Internationale Inc. ("ISA" or the "Company") issued 1,709,418 shares of its restricted common stock as consideration for the repayment and conversion of $854,970 of loan advances and related interest due thereon, as of May 31, 2006. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006, the Company issued 740,000 shares of its restricted common stock as payment for the conversion of $370,000 of accrued consulting fees due Bernard L. Brodkorb, President and CEO of the Company. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006 the Company issued 142,000 shares of restricted common stock to Charles J. Newman as compensation for services rendered to the Company in its reorganization efforts. These shares were issued at a price of $.50 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 322,000 share of its restricted common stock to the Directors of the Company and an additional two persons as compensation for services rendered to the Company in their positions as directors or consultants to the Company. These shares were issued at a price of $.50 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 17,054,934 of its restricted common stock pursuant to the terms of a November 2, 2000 funding agreement between The Company, as agreed and executed by its prior management and Board of Directors, on that date and Doubletree Capital Partners, Inc. The issuances of these common shares are in exchange for conversion of 5,000,000 preferred stock shares, previous issued to Doubletree Capital Partners, Inc. on November 7, 2000, and are in accordance with the conversion terms of the November 2, 2000 funding agreement.

The total outstanding common shares of the Company as of June 30, 2006 after all issuances now total 23,989,912.

The Form 8-K/A filed on August 14, 2006 also removed the word "draft" from the original filing made June 30, 2006.

The Form 8-K/A to be filed on August 21, 2006, corrects the share recording price to the revised share prices as reflected above in the 8-K/A above.

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

As of the date of this report on August 14, 2006, the Company has not yet received any reply from Stonefield Josephson Inc. on this matter and has also reported this fact to the SEC. The Company has further discussed the matter with Stonefield Josephson Inc. and the SEC but has not yet received any further correspondence from Stonefield Josephson Inc. to resolve this matter with the SEC.











SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: August 18th, 2006

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this
+
      report (the "Evaluation Date"); and
c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    Date: August 18th, 2006

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

   Dated: August 18th, 2006