Form 10KSB
period 2006-09-30
ISA INTERNATIONALE INC
filed 2007-01-12
CIK 1095133

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

                For the Fiscal year ended September 30, 2006.

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

$19,311,879 as of January 12, 2007, based upon the average bid price of $.805 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

The number of shares outstanding of the issuer's common stock as of January 12, 2007 were 23,989,912 shares, $.0001 par value.

There are no shares outstanding of the issuer's preferred stock as of January 12, 2007.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)     Yes [ }  No  [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [x]


                     DOCUMENTS INCORPORATED BY REFERENCE:

  NONE

                           ISA INTERNATIONALE INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1.1 Corporate History, Organization and Recapitalization           4-5
Item 1.2 Personnel                                                        6
Item 1-A Important Factors                                             6-13
Item 2.  Description of Property                                      13-14
Item 3.  Legal Proceedings                                            14-15
Item 4.  Submission of Matters to a Vote of Security Holders             15


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        16
Item 5-A Market, Holders and Dividends                                   16
Item 5-B Sales History of Unregistered Securities                     17-20
Item 6.  Management's Discussion and Analysis or plan of operation    20-25
Item 7.  Financial Statements and Supplementary Data                     26
           Table of Contents                                             26
           Report of Independent Registered Public Accounting Firm       27
           Consolidated Financial Statements                          28-31
           Notes to Consolidated Financial Statements                 32-45

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      45
Item 8.a. Controls and Procedures                                        46
Item 8.b. Other Information                                              46
                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          47-48
Item 10. Executive and Director Compensation                             49
Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                50
Item 12. Certain Relationships and Related Transactions                  51
Item 13. Exhibits                                                     51-52
Item 14. Principal Accountant Fees and Services                          53
         Signatures                                                      54
         Certification pursuant to section 302                           55
         Certification pursuant to 18 U.S.C. 1350 906                    56
         Index to Exhibits, Form 10-KSB                                  57

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

1.1  Corporate History, Organization and Recapitalization

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

The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies in California. The receivables purchased represented a portion of distressed debt the companies owned and previously purchased as distressed consumer debt receivables. The Company does outsource its collections to one carefully selected collection agency. The Company will actively monitor collection performance and review and adjust collection and servicing strategies accordingly.

The purchased receivables consist primarily of credit cards, student loans, retail installment contracts, medical and other types of receivables. We intend to pursue new acquisitions of consumer receivable portfolios during the coming year.

For the year ended September 30, 2006, The Company had no recognized collection revenue due to the Company adoption of the "cost recovery" method of debt collection income.

The Company has experienced extensive problems of account duplications within the various portions of the portfolio files purchased, accounts being previously sold to other collection companies and required adjustments and deletions of accounts sold not being properly notated with the purchased files coupled with portions of the purchased files and accounts being improperly being sold by the third part collection agencies utilized by the "seller" distressed debt collection companies that the Company (ISAT) finds that no reliable statistics of collection can be properly attached to these purchased files and accounts of distressed consumer debt receivables.

Since no conclusive statistics of collection by the Company can be realistic discerned to facilitate the development of reliable collection conclusions as to the amount, if any, of income that can ultimately from these new purchased debt portfolios, the Company is obligated, in accordance with industry standards and AICPA pronouncements regarding income recognition for troubled asset purchases to adopt the "cost recovery" method of income collection. Accordingly, the Company will recognize income from the collection of its portfolios only after it has collected the full purchase price of $1,094,900 less $378,287 of impairment write-downs, for the portfolios purchased during the period from May 18, 2005 to September 30, 2006. At September 30, 2006, the remaining carrying cost of the Company's portfolios was $373,028.

The Company believes that the earliest year in which revenues could be recognized would by the years of 2009 and 2010, based upon the application of industry recognized standards for receiving cash collections on its purchased debt portfolios. However, for the year ended September 30, 2006, the Company did receive cash collections in the gross amount of $265,245. These collections of $265,245 for the year ended September 30, 2006 and $78,343 collected during the year ended September 30, 2005 have been received since the portfolios were purchased on May 18, 2005 and they have been applied to the initial gross portfolio cost of $1,094,900. There have also been impairment write-downs to the carrying value of the portfolio carrying costs totaling $378,287 thereby reducing the carrying cost to the Company to $373,028 as of September 30, 2006.

Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

  -  levels of consumer debt;

  -  defaults of the underlying receivables; and

  - utilization of third-party agency collectors providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997 to $2.9 trillion at August 31, 2006. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005. According to the ABA, credit card delinquencies stood at 4.81% in the first quarter of 2005.

As a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

The Company's current strategy is to acquire additional portfolios and outsource the collections. The Company does however intend to develop its own collection staff and related call centers as the quantity and amount of purchased portfolios increases. For these additional purchases, the Company will need to secure suitable financing to allow for these purchases of portfolios. At September 30, 2006, the Company does not have any new financing proposals or opportunities in existence. The Company will need to develop the strategy to acquire new financing.

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

1.2. Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company. On the date of this report December 29, 2006, the Company has one additional administrative full time employee, one paralegal working on staff as an employee and two accountants retained as independent consultants, advisors or bookkeepers.

Item 1A.  IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in the year 2000 to dispose of the Shoptropolis Subsidiary and its precious metals subsidiary, International Strategic Assets, Inc. (ISA). On May 19, 2000, ISAI sold ISA to an individual who was an officer and director of ISAI. Shoptropolis was sold on March 29, 2001. All efforts of the Company up to the August 18, 2004 have been directed to a complete reorganization of all of its affairs.

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

  - increases in operating expenses associated with the growth of our operations; and general and economic market conditions.

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

Our Chairman and President and two other officers or directors are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of these services by these individuals could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios until such time as replacement expertise can be found and utilized in the Company management process.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 23,989,912 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 6,000,000 shares of our common stock were outstanding as of September 30, 2006. All of these options were vested and the exercise prices of such options were substantially lower than the current market price of our common stock.

If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

History of Losses and Anticipated Further Losses

ISAI has generated no revenues to date and has an accumulated deficit as of September 30, 2006 of $8,476,539. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2006 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

Reliance on Key Personnel

The Company's future success will be dependent upon the ability to attract and retain executive officer(s) and certain other key persons. The inability to attract such individuals or the loss of services of one or more of such persons would have a material adverse effect on ISAI's ability to implement its current plans or continue its operations. There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business control by existing management.

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 89.12% of ISAI's outstanding common stock as of September 30, 2006 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2560 Rice St., St. Paul, MN 55113. The President of ISAI, at the location of his own accounting business, provides office space to the Company for an annual charge of $3,600 for personnel and consultants employed by the Company and also provide storage for Company records.

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

Consequently, the agreement to purchase was amended on October 29, 2004, January 13, 2005, and again on April 30, 2005. The agreement was not completed as of September 30, 2005, due to the inability of the California Collection Companies to deliver the requested certified audits for the years 2003 and 2004. Consequently, the agreement has been terminated in full and will not be pursued any further. The Company incurred costs in the amount of $146,755 through September 30, 2005 and an additional $124,670 during the year ended September 30, 2006. The Company has charged off to operations or bad debts all of these expenses and does not carry any asset value for these costs and expenses on its financial statements at September 30, 2006. The Company did receive a promissory notes and related collateral security agreements for expenses totaling $95,809 executed by the California Collection Companies wherein they did agree to reimburse ISA Internationale Inc. for these costs. However, since the collection companies have filed a Chapter 7 Petition in U.S. Bankruptcy Court in Woodland Hills, California in October 2005, all costs associated with the acquisition agreement and related bankruptcy issues have been charged off to operations through September 30, 2006.

The California Collection Companies did seek the protection of The United States Bankruptcy Court in Woodland Hills, California by filing voluntary Chapter 7 bankruptcy petitions on October 13, 2005. The Company can't state whether it will recover its incurred costs of $95,809 (those covered by filed security agreements) for the acquisition efforts or its full costs incurred of $271,425 even though it did obtain and timely file their collateral security interest. However, no provision is being made in these financial statements for the recovery of any portion of these costs. These incurred costs through September 30, 2006 in the amount of $271,425 were for travel, legal, bookkeeping and accounting and consulting fees incurred to assist the certified audit process required by the original asset acquisition agreement dated August 19, 2004 and costs related to the bankruptcy case in Woodland Hills, California. The Company has made no provision for the collection of these costs and any additional costs and damages it incurred from the bankruptcy process ongoing in U.S. Bankruptcy Court, Woodland Hills, CA.

Item 3.  LEGAL PROCEEDINGS

In December 2002, the Company was sued by Merrill Communications, Inc. for $11,943 plus legal costs to collect for past due invoices. This debt was accrued at December 31, 2003 for $2,500. The debt was settled and paid in July 2004 for $2,500.

On July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, filed the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the proof of claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

The Company believes that the Trustee's summons and complaint positions are without merit and will vigorously defend its actions in the debt receivable purchase and seek recovery of all damages incurred, expenses advanced and related losses thereto since August 19, 2004, the date the relationship with the debtor companies commenced through and including the date of May 18, 2005, the date of the debt receivable purchases by the Company and further through the date of suit commencement and termination.

Since July 18, 2006, the Trustee in the U.S. Bankruptcy Court Case has also sued the Company's President in his capacity as President for civil conspiracy. On September 11, 2006, the Trustee filed their first amended complaint and suing the Company's President for civil conspiracy. On September 25, 2006, the Company and its President filed counterclaims against the Trustee and third party claims against Dante Fala, former President and current sole shareholder of the "seller" collection companies and the third party collection company, their predecessor business and their officers.

On November 22, 2006, a motion to dismiss adversary proceeding for failure to state a claim was filed by the Company's President. The motion was subsequently granted with leave to amend by the Bankruptcy Judge in December 2006. The Company is seeking costs and damages in excess of $1,000,000 and will vigorously defend against all claims and expects to prevail in its actions against the Trustee as well as the third party claimants. The parties are currently set to begin discovery in January 2007.

Presently, the Company is not a party to any other pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2006, there were no submissions of any matters to a vote of the Company's security holders.

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

                                HIGH BID LOW BID
2004
----
First Quarter                     $2.80   $0.52
Second Quarter                    $0.55   $0.52
Third Quarter                     $1.01   $0.55
Fourth Quarter                    $1.25   $0.55

2005
----
First Quarter                     $1.10   $0.35
Second Quarter                    $1.25   $0.35
Third Quarter                     $0.90   $0.55
Fourth Quarter                    $1.01   $0.70

2006
----
First Quarter                     $ .61   $0.61
Second Quarter                    $1.00   $0.61
Third Quarter                     $1.00   $0.61
Fourth Quarter (to date)          $1.15   $0.61

For the period ending September 30, 2006, there were approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock. The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. The Company has provided for a preferred stock dividend that is derived from the beneficial conversion features contained in the preferred stock issuance in November 2000. The preferred stock conversion feature was never exercised. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. The declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends.

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

B.5 In December, 2003, The Company's Board of Directors approved for issuance 513,328 (post-split) common stock shares for issuance to all previously converted debenture holders for the express purpose of equalizing their respective share conversion price received for debenture principal and interest due on debenture investments. All of the debenture holders will receive common shares at the revised price of $0.70 per share (post-split) for the period ended September 30, 2003, their final date of conversion. This transaction resulted in settlement expense charge to the income statement of the Company of $359,329 for the year ended December 31, 2003. Of these shares, 273,220 shares were issued in May 2004, 160,850 shares were issued in September 2004 due to a delay in receiving correspondence from the debenture holder and 100,002 are still remaining to be issued due to the non-timely receipt of certain required paperwork to complete their issuance. These additional 100,002 common shares were issued in 2005.

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

B.8 In July 2004, the Company approved an Indemnification Agreement between the Company and Doubletree Liquidation Corporation (DLC),a related party, wherein the Company issued to DLC 1,200,000 unregistered shares of common stock for the express purpose of receiving as consideration from DLC, a guarantee from DLC that this issue of common shares will completely and finally settle the Company's liability to two debenture holders, including their respective accrued interest that is currently due, and or may be due on an estimated basis, upon completion of negotiations between the Company and these creditors whenever it occurs and also included the attempt to resolve the settlement of any and all liabilities that did arise from the operation of ShoptroplisTV.com during its final months of operations back in the years of 1999, 2000 and 2001. The payment of these shares did finalize the Company's payment of these bills and related liabilities and will further allow the Company to proceed with new acquisition efforts to bring shareholder value to the Company. These shares provide a buffer to protect the assets of any new acquisition candidate and preserve and protect the acquirees' assets and insure that their assets are not used to pay off old creditors and liabilities of ISAI or the Company. The Company, ISAI, chose not to initiate bankruptcy proceedings but instead reorganized its finances mainly through frank, friendly negotiations.

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

B.9 Subsequent to the recording of the Indemnification Agreement (reference should be made to note 1(b) of notes to financial statements at September 30,
2004) in July 2004, the Company through DLC settled with Mr. Gerard Ferri for a $20,000 unpaid trade payable and DLC did issue to him 7,143 shares from the 1,200,000 shares held by DLC for indemnification purposes. The Company removed the $20,000 accounts payable from its books as of September 30, 2004.

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

B.13 On June 29, 2005, The Company issued 100,002 shares to an investor to settle convertible debenture liabilities and accrued interest amounting to $100,301 and previously approved by the Company on December 2003 And July 2004.

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

B.16 On or about June 6, 2006, The Company issued 1,709,418 shares of its restricted common stock to the financial company, Doubletree Capital Partners, Inc., a related party, as consideration for the repayment and conversion of $854,970 of loan advances and related interest due thereon, as of May 31, 2006.

B.17 On or about June 6, 2006, the Company issued 740,000 shares of its restricted common stock as payment for the conversion of $370,000 of accrued consulting fees due Bernard L. Brodkorb, President and CEO of the Company.

B.18 On or about June 6, 2006, the Company issued 142,000 shares of restricted common stock to Charles J. Newman as compensation for services rendered to the Company in its reorganization efforts. Donald G. Kampmann, a Director, was issued 142,000 shares of restricted common stock for services rendered. Other outside consultants were issued 98,560 shares of restricted common stock in payment for services rendered. These shares were issued at a price of $.50 per share.

B.19 On or about June 26, 2006, the Company issued 155,000 shares of its restricted common stock to the Directors of the Company as compensation for services rendered to the Company in their positions as Directors to the Company. These shares were issued at a price of $.50 per share for Directors expense totaling $77,500.

B.20 On or about June 26, 2006, the Company issued 17,054,934 of its restricted common stock pursuant to the terms of a November 2, 2000 funding agreement between The Company, as agreed and executed by its prior management and Board of Directors on that date, and Doubletree Capital Partners, Inc. The issuances of these common shares are in exchange for conversion of 5,000,000 preferred stock shares, previous issued to Doubletree Capital Partners, Inc. on November 7, 2000, and are in accordance with the conversion terms of the November 2, 2000 funding agreement.

As a result of the above issuances of common stock, the total outstanding common shares of the Company as of September 30, 2006 totals 23,989,912 common shares, $.0001 par value.

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

On May 2005, ISAI completed a contract to purchase distressed consumer debt Receivables. ISAI has outsourced the collection of these debts to an outside collection agency. The purchase price of $1,094,900 was paid to three California collection companies via the issuance of 1,250,000 restricted common shares. ISAI now considers its restructuring to be completed and will concentrate its efforts in the financial services industry, specifically in the debt collection business.

Results of Operations for the Twelve Months ended September 30, 2006.

Sales and Gross Profit

As a result of the discontinuance of its two business segments in prior years and no collection revenues being recognized from the collection efforts of the purchased portfolios, no sales or collection revenues were recorded for the twelve month period ended September 30, 2006, for the Company. The Company is using the "cost recovery" for collection revenue recognition and until such time as the entire cost of the purchased portfolios is recovered, there will be no income recognized as collection revenue.

Operating and Interest Expenses

General and administrative expenses were $614,472, for the twelve months ended September 30, 2006. The expenses for the fiscal year were principally for office occupancy, telephone changes, consulting costs ($253,162), President's consulting fees ($77,000) and salary ($28,000), accounting ($50,944), legal ($44,726) and bad debt ($95,809) costs. Interest expenses decreased to $70,264 in the twelve months ended September 30, 2006 from $83,111 for the twelve months ended September 30, 2005 primarily the result of the decreased borrowings from the related and affiliated finance company
(DCP) that has been the sole source of required working capital needs as well as the conversion of all loans and advances and related accrued interest from the related and affiliated finance company into common shares in June 2006.

General and administrative expenses were $361,677 for the twelve months ended September 30, 2005.

An impairment charge against the carrying value of the collections portfolio was recorded as an expense in the amount of $378,287 in period ending September 30, 2006 reducing the inventory value of finance contract receivables.

Additional interest charges continue to be recorded as interest expense due on previously non-converted and defaulted convertible debt obligations of the Company.

As a result of the Company's entry in the debt collection business, the Company has no specific anticipation as to new operating expenses in future periods, except for third party collections cost's which have been set at approximately 35% of gross collections.

These expenses will be recorded as portfolio collection cost as incurred by the Company on its portfolio debt collections. However, new current expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to proposed additional debt portfolio acquisitions and the Company efforts in developing new business operations in the debt collection business and related financial services industries.

Gains and Losses

Net loss for the fiscal year ended September 30, 2006 was $1,159,995. The operating loss in 2006 is due principally to charges for services rendered for consulting services, legal, professional, accounting costs and bad debts and related expenses from the legal issues associated with the debt purchase activities referred to in Item 3 - Legal Proceedings above. Also included in the net loss for the year in addition to the expenses enumerated before is an impairment write-down of $378,287 to the portfolio carrying value.

There were also interest expenses incurred in the amount of $70,264 during the year ended September 30, 2006 that related to defaulted convertible debentures that still exist at September 30, 2006 and related-party convertible notes payable of the Company that were converted to common shares in June 2006.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2006 the Company raised $40,814 respectively from secured demand notes payable from a related investor. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company.

The Company received net collections from its distressed debt portfolios of $168,273, net after related direct collection costs, for the fiscal year ended September 30, 2006. The Company believes net collections from the current debt portfolios will be substantially reduced in the next year. As a result, the Company will need to find additional sources of liquidity and capital resources in the near future to sustain its current level of operations. Further, the actions and related results of the U.S. Bankruptcy Court Trustee will have a direct major effect on all liquidity and capital resources of the Company in the year ended September 30, 2007 and thereafter.

As of September 30, 2006, the Company had current assets of $33,796 consisting of $25,561 in cash and $8,235 in trade receivables due from its third party collector (net of the third party collection fee of approximately 35%). At the same time, the Company had $72,357 in current liabilities consisting of $31,543 in accounts payable and demand secured notes payable of $40,814. Accordingly, the Company had a working capital deficit of $38,561 as of September 30, 2006.

The Company's current capital resources are not sufficient to supports its development and operations. Capital will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses now currently due. The Company cannot continue its existence without full and complete reorganization effort of all of its financial affairs and obligations. The Company is currently utilizing the cash collections being received from the gross collections being made on its purchased debt collection portfolios, however, the cash collections being generated are not sufficient to support its future development of the financial services business strategy being developed as well as the costs associated with the month to month operations of the Company.

The Company will be seeking new additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the answers to new financing needs are solidified, the reorganization process is not completed and the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2006 and 2005 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2006. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

Year ended September 30, 2006

During the year ended September 30, 2006, the Company did not acquire any new distressed debt receivable portfolios. The Company collected $265,245 in gross collections through that date. After the collections fees were applied and related verification costs, the Company received, on a net basis, $168,273 from portfolio collections.

During the year ended September 30, 2005, the Company acquired $1,094,900 of distressed debt receivable portfolio acquisitions and collected $78,343 in gross collections through that date. After the collections fees were applied and related verification costs, the Company received, on a net basis, $60,424 from portfolio collections.

The Company currently utilizes two collection agencies for the collection of the distressed debt receivables and utilizes one law firm on a contingency basis.

Portfolio Data

The following table shows the Company's portfolio buying activity during the years ended September 30, 2006 and 2005 including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value as of September 30, 2006 and 2005.

                                                   Year ended        Year ended
                                                    9/30/2006         9/30/2005
                                                    ---------         ---------
Purchase Price Actual Cost (1):                                      $1,094,900
Beginning of Year Carrying Value:                  $1,016,557
Impairment Write downs (3)                           (378,287)                0
Collections Reduction to Portfolio Value             (265,242)          (78,343)
                                                    ----------        ----------
End of Year Carrying Value:                           373,028         1,016,557
                                                    ==========        ==========

Gross Collections                                     265,242            78,343
Direct Collection Costs                               (96,972)          (17,919)
Actual Cash Collections (2)                           168,270            60,424

Estimated Future Collection Values (4):             $ 606,180        $1,797,780

(1) Purchase price refers to the cost paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties between the seller and the buyer. These representations and warranties from the sellers generally cover account holders' death or bankruptcy and accounts settled or disputed prior to sale. The seller has the option to replace or repurchase these accounts.

(2) Actual cash collections, net of recovery costs or sale.

(3) The Company will take an impairment charge if the actual recoveries fall short of expected recoveries or the Company determines the portions of the portfolio carrying value requires a write down in value due to worthlessness of portions of the portfolio.

(4) Total estimated collections refer to the actual cash collections, including cash sales, plus estimated remaining collections.

Inflation

The Company's management believes that inflation has not had a material impact on our results of operations for the year ended September 30, 2006.

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

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $200,000 in principal and $131,281 in related accrued interest as of September 30, 2006. No interest payments were ever made by the Company on the debentures. These debentures are classified as current liabilities. The Company converted $940,000 of principal and accrued interest in the amount of $165,644 into 15,794,917 (pre-split) common shares of the Company at the rate of $0.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002, $386,640 in principal and $112,247 in related interest into 9,977,750 (pre-split) shares of common stock at the rate of $0.05 per share.

During the twelve months ended December 31, 2003, $65,000 in debentures payable plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 were converted into common shares at a negotiated price of $0.70 per share. Accordingly, 41,358 (post-split) common shares were issued to these debenture holders. The Company and its financial partner are presently attempting to convert the remaining $200,000 in defaulted debenture holders to common shares.

Item 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries and Independent Auditor's Reports thereon are included herein:



                   TABLE OF CONTENTS                                Page

Report of Independent Registered Public Accounting Firm---------------27

Consolidated Balance Sheets as of September 30, 2006 and 2005---------28

Consolidated Statements of Operations for the twelve months ended
  September 30, 2006 and 2005-----------------------------------------29

Consolidated Statements of Stockholders' Deficit for the twelve months ended September 30, 2006 and 2005 ----------------------------------30

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2006 and 2005 ----------------------------------------31

Notes to Consolidated Financial Statements-------------------------32-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
ISA Internationale Inc.
St. Paul, MN

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the twelve months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2006 and 2005 and the results of its consolidated operations and its consolidated cash flows for each of the twelve months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has had virtually no operations, suffered recurring losses and has debt in default. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffth & Company, LLC
Henderson, NV
December 29, 2006

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                                       (Audited)          (Audited)
              ASSETS                                Sept 30, 2006       Sept 30, 2005
                                                       ------------------------------

Current assets:
  Cash and cash equivalents                            $   25,561         $   18,963
  Trade receivable                                          8,235             15,766
                                                       ------------       -----------
Total Current assets                                      33,796             34,729

Office equipment, at cost less deprecation                  5,133                  0

Other assets:
  Finance contract receivables, net of collections        373,028          1,016,557
  Note receivable                                          17,600             95,809
  Organization cost - net of amortization                     268                345
                                                       ------------       -----------
 Total Assets                                         $   429,825         $1,147,440
                                                      =============      ============
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable - trade and taxes                    $  31,543         $   13,531
  Convertible notes payable - related party                40,814            609,520
  Accrued interest payable - related party                      0            193,116
  Accounts payable - related party                              0            315,000
  Common stock payable                                          0             17,400
  Indemnification agreement - related party                     0                  0
                                                    ------------      -------------
Total Current Liabilities                                  72,357         1,148,567
                                                     -------------      -------------
Stockholders' Equity (deficit):

 Preferred convertible stock, par value $.0001;
  30,000,000 shares authorized,
  5,000,000 shares issued and outstanding at September
  30, 2005 and none at September 30, 2006                       0               500

 Common stock, par value $.0001; 300,000,000
  shares authorized; 3,948,000 shares issued and
  outstanding at September 30, 2005 and 23,989,912
  at September 30, 2006                                     2,399               394

 Additional paid-in capital                             8,831,608         7,314,523

 Accumulated deficit                                   (8,476,539)       (7,316,544)
                                                    -------------      ------------
 Total Stockholders' Equity (deficit)                     357,468            (1,127)
                                                    -------------       ------------
 Total Liabilities and Stockholders' Equity (deficit)  $  429,825        $1,147,440
                                                   =============       ============
The accompanying notes are an integral part of these financial statements.

<caption>                          ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Audited)                (Audited)
                                                   Twelve Months Ended     Twelve Months Ended
                                                    September 30, 2006      September 30, 2005
                                                     -------------------     -------------------
Operating revenues
 Portfolio collections                                  $          0               $        0

Operating expenses:
 Portfolio collection Costs                                   96,972                   17,920
 General & administrative                                    614,472                  361,677
 Impairment charge on portfolio carrying cost                378,287                        0
                                                        ------------              -----------
     Operating expenses                                    1,089,731                  379,597
                                                         ------------              -----------
     Operating loss                                       (1,089,731)                (379,597)
Other income (expense):
 Interest expense                                            (70,264)                 (83,111)
                                                         ------------              -----------
Net (loss) - operations                                   (1,159,995)                (462,708)

Net (loss)                                              $ (1,159,995)              $ (462,708)
                                                        ============              ===========
Basic and diluted (loss) per share
                                                       $      (0.12)              $    (0.16)
                                                        ============              ===========
Weighted Average common shares outstanding:
 (restated for reverse stock split)
 Basic & Assuming Diluted                                  9,373,146                2,923,907
                                                        ============              ===========

The accompanying notes are an integral part of these financial statements.

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           TWELVE MONTHS ENDED September 30, 2006 AND 2005
                                    Preferred   Stock    Common Stock    Additional                     Total
                                    Number of    Par    Numbers of par     Paid-in    Accumulated   Stockholders
                                     shares     Value    Shares  value     Capital      Deficit         Deficit
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004         5,000,000   $500  2,573,758   $257   $6,080,108  $(6,853,836)   $ (772,971)

Issuance of common stock as
 Settlement to former convertible
 debenture holders and stockholders
 at $0.70 per share                                     100,002     10       69,991                     70,001

Issuance of common stock for service                     24,240      2       21,208                     21,210

Issuance of common stock to purchase
 debt receivables                                     1,250,000    125    1,094,775                  1,094,900

Beneficial conversion expense related
 to convertible notes, related party                                         27,441                     27,441

Indemnification agreement additional
 interest for two debenture holders                                          21,000                     21,000

Net (loss) for period                                                                   (462,708)     (462,708)
                                  ----------------------------------------------------------------------------
Balance, September 30, 2005         5,000,000   $500  3,948,000   $394   $7,314,523  ($7,316,544)      $(1,127)

Issuance of common stock for service                    382,560     39      195,081                    195,120

Indemnification agreement additional
 interest for two debenture holders                                          21,000                     21,000

Issuance of common stock to related
 party for debt conversions
 of $854,970                                          1,709,418    171      854,799                    854,970

Issuance of common stock to President
 for debt conversions of $370,000                       740,000     74      369,926                    370,000

Issuance of common stock to Directors
 for services                                           155,000     15       77,485                     77,500

Issuance of common stock in exchange
 of preferred stock, as per November
 2000 agreement                    (5,000,000) (500) 17,054,934  1,706       (1,206)                        0

Net (loss) for period                                                                 (1,159,995)   (1,159,995)
                                 -----------------------------------------------------------------------------
Balance, September 30, 2006                 0    $0  23,989,912 $2,399   $8,831,608  ($8,476,539)     $357,468
                                 =============================================================================
The accompanying notes are an integral part of these financial statements.

<caption>                     ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Twelve Months Ended September 30, 2006 and 2005
                                                    (AUDITED)             (AUDITED)
                                             Twelve Months Ended   Twelve Months Ended
                                              September 30, 2006    September 30, 2005
                                               ------------------    -----------------
Cash flows from operations:
(Loss) before extraordinary item from
 continuing operations                              $(1,159,995)         $ (462,708)
 Adjustments to reconcile net (loss) from operations
  to cash flow used in operating activities:
  Depreciation, a non cash charge                           367                   0
  Amortization of incorporation costs                        79                  47
  Consulting expense charge, a non cash charge          275,689                   0
  Reduction of debt receivable purchase price
   on gross collections received                        265,241              78,343
  Impairment charge on debt receivable purchase
   price carrying cost                                  378,287                   0
  Charge off of costs incurred for unsuccessful
   acquisitions                                          95,809              39,806
  Beneficial conversion charge                                0              27,441
  Trade receivables                                       7,531            (15,766)
  Note receivable for incurred acquisition costs        (17,600)            (95,809)
  Common stock payable - services                       (17,400)             17,400
  Common stock issued  - services                             0              21,210
  Accounts payable & accrued expenses                    18,012               3,214
  Accrued expenses - related party                       55,000             140,000
  Accrued interest payable, related party and other      70,264              83,112
                                                     ----------          ----------
  Cash used in operations                               (28,716)           (163,710)
                                                     ----------          ----------
Cash flow from investing activities:
  Purchase of office equipment                           (5,500)                  0
  Incorporation costs- new subsidiary                         0                (393)
                                                     ----------          ----------
  Cash (used in) investing activities                    (5,500)               (393)
                                                     ----------          ----------
Cash flows from financing activities
  Proceeds from issuance of convertible
   and secured debt to related party                     40,814             180,411
                                                     ----------          ----------
  Cash Provided by financing activities                  40,814             180,411
                                                     ----------          ----------
Increase (decrease) in cash and cash equivalents          6,598              16,308
Cash and cash equivalents, beginning of period           18,963               2,655
                                                     ----------          ----------
Cash and cash equivalents, end of period                 25,561              18,963
                                                     ==========          ==========
Non-cash investing in financing transactions:
  Issuance of common stock for services by
   directors and consultants                            272,620                   0
  Payment of convertible debentures and accrued
   interest thereon with common stock                         0              70,001
  Payment of convertible and secured loans and
   accrued interest thereon with common stock
   to related party                                     854,970                   0
  Payment of accrued consulting payable to President
   with common stock                                    370,000                   0
  Stock issued for investment in subsidiary to
   purchase debt receivables                                  0           1,094,900
Additional paid in capital for indemnification
 agreement                                               21,000              21,000
                                                     ----------          ----------
Total non-cash transactions                         $ 1,518,590         $ 1,185,901
                                                     ==========          ==========
The accompanying notes are an integral part of these financial statements.
</table>


                  ISA INTERNATIONALE INC. and SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  TWELVE MONTHS ENDED SEPTEMBER 30, 2006

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

The Company accounts for its debt receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretive yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the debt receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the debt receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the debt receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the debt receivables based on the actual cash flows received in relation to the expected cash flows. This method is commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the investment amount of $1,094,900 has been recovered.

In the event that cash collections would be inadequate to amortize the carrying balance and the resulting estimated remaining fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write off of the "impaired" or deficient receivable carrying value with a corresponding charge to profit and loss of the Company at that time.

During the year ended September 30, 2006, the Company did record an impairment write-down of its debt portfolio carrying cost in the amount of $378,287. The Company determined that there are large portions of the purchased debt receivables that are virtually uncollectible. The Company further discovered that portions of the purchased accounts had been previously sold by the "seller" collection companies prior to the Company's purchase of the debt receivables in May 2005. The Company also has discovered that portions of its purchased debt receivables have been improperly sold by the "seller" third party collection agents and recovery is being sought for these losses. However, the impairment write down charge has been made at September 30, 2006 for all of these types of account issues as well as others.

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

At September 30, 2006, the "seller" collection companies are in chapter 7 bankruptcy proceedings and no recoveries for incurred expenses or costs to date are provided for in these financial statements.

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold.

Changes in debt receivables for the year ended September 30, 2006 were as follows:
                                                           Year Ended
                                                      September 30, 2006
                                                        ----------------
  Balance at beginning of period October 1, 2005       $       1,016,557
  Acquisition of debt receivables                                      0
  Cash collections applied to principal                         (265,242)
  Impairment write down                                         (378,287)
                                                       -----------------
  Balance at the end of the period                     $         373,028
                                                       =================

  Estimated Remaining Collections ("ERC")(unaudited) * $         606,180
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the year ended September 30, 2006.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company has recorded impairment write downs in the amount of $378,287 and no amortized costs are in excess of fair market value. Therefore, no further impairment for the finance receivables is needed at September 30, 2006.

1.b) Stock split
On January 12, 2004, the Company's Board of Directors approved a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004. The accompanying financial statements and notes reflect all shares and per share amounts on a post-split basis.

1.c) Presentation
The Consolidated Balance Sheet at September 30, 2006 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $355,281. Reference should be made to note 4.e. in these notes to financial statements for additional information as to consolidated financial statement presentation at September 30, 2006.

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

In 2004, significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation, and used to value the 6,000,000 shares stock option for $60,000 to DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for stock issuances by the Company's Board of Directors through September 30, 2006.

1.e) REVENUE RECOGNITION

There were no operating revenues in 2006. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.f) ADVERTISING COSTS

No advertising expenses were incurred in 2006.

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

1.i) STOCK-BASED COMPENSATION

Shares of the Company's common stock were issued for consulting services and settlement expenses. The common stock share issuances for the settlement expenses were computed using a common stock price of $0.50 per share. These stock issuances were valued based upon the fair value of the consideration of debt relief or services rendered to the Company. See Note 1.c) above for discussion of the use of estimates in share valuation. The common stock shares issued for consulting services were issued utilizing a negotiated common stock price of $1.25 per share.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 delaying the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

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

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business and incurred losses since its inception and, as a result, has an accumulated deficit of $8,476,539 at September 30, 2005. The net loss for the twelve month period ended September 30, 2006 was $1,159,995. The Company had convertible debenture debt in default in the amount of $ 200,000, plus related accrued interest payable of $131,281.These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $200,000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to continue to insert itself into the debt collection industry as a result of its recent consumer debt asset acquisition agreement. The Company resumed operations after an approximate five year reorganization period. However, there is no assurance these actions will be successful.

Recent acquisition agreement contracts were previously announced in the Company's 8-K filings that did not result in a successful asset acquisition as originally planned. Due to the inability of the Company to receive certified audits of the assets of the acquired companies, as required in the asset acquisition agreement, none of the acquisition companies assets were acquired except for a smaller purchase of $43,733,000 in consumer debt assets that was completed in September 30, 2005. The Company did provide audit and bookkeeping assistance to enable the completion of the agreement for the certified audits for the years 2003 and 2004 as required by the contract terms. The Company incurred costs of $125,670 and $146,755 as of September 30, 2006 and 2005, respectively related to this acquisition and bankruptcy activity.

These costs have been recorded as a charge to the operations of the Company either in the form of bad debts or specific charges for the expenses. During the year ended September 30, 2005, the Company did receive a secured promissory note from the "seller" collection companies in the amount of $95,809, however, it has been charged off as a bad debt from the "seller" collection companies. These companies are involved in Chapter 7 bankruptcy proceedings in the U.S. Bankruptcy Court in Woodland Hills, California.

Additionally, the Company has recorded impairment write-downs of $378,287 at September 30, 2006 respectively on the purchased debt receivable total costs of $1,094,900. These impairment cost write-downs and the additional $272,425 for incurred acquisition costs are the subject of a priority and secured claim submitted to the United States Bankruptcy Court in California. The Company is attempting to assert and protect its filed claim rights against the former collection companies with whom it previously sought to purchase various debt collection assets that were represented to be owned by them.

The Company is a party as a defendant in an adversarial lawsuit that was commenced in July, 2006 against the Company by the Trustee for the debtor collection companies in the Chapter 7 proceeding as filed in the U.S. Bankruptcy in California. The Company does not believe that the Trustee's adversarial proceeding lawsuit position and asserted claims will prevail and the Company is continuing to assert its priority and secured creditor status, and obtain recovery of its losses, incurred expenses, and related damages.

On July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, filed the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the proof of claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

The Company believes that the Trustee's summons and complaint positions are without merit and will vigorously defend its actions in the debt receivable purchase and seek recovery of all damages incurred, expenses advanced and related losses thereto since August 19, 2004, the date the relationship with the debtor companies commenced through and including the date of May 18, 2005, the date of the debt receivable purchases by the Company and further through the date of suit commencement and termination.

Since July 18, 2006, the Trustee in the U.S. Bankruptcy Court Case has also sued the Company's President in his capacity as President for civil conspiracy. On September 11, 2006, the Trustee filed their first amended complaint and suing the Company's President for civil conspiracy. On September 25, 2006, the Company and its President filed counterclaims against the Trustee and third party claims against Dante Fala, former President and current sole shareholder of the "seller" collection companies and the third party collection company, their predecessor business and their officers.

On November 22, 2006, a motion to dismiss adversary proceeding for failure to state a claim was filed by the Company's President. The motion was subsequently granted with leave to amend by the Bankruptcy Judge in December 2006. The Company is seeking costs and damages in excess of $1,000,000 and will vigorously defend against all claims and expects to prevail in its actions against the Trustee as well as the third party claimants. The parties are currently set to begin discovery in January 2007.




(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                               2006             2005
                                          ---------        ---------
 Computed "expected" tax benefit               34.0%           34.0%
 State income tax, net of federal benefit       3.8%            3.8%
 Change in valuation allowance                (37.8%)         (37.8%)
                                          ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2006 and September 30, 2005 is presented below:

                                               2006             2005
                                          ---------        ---------
Deferred tax assets:
Net operating loss carry forward         $2,546,597       $2,202,929
Start up costs                                    -                -
Other                                             -                -
                                          ---------        ---------
Total gross deferred tax assets           2,546,597        2,202,929
Valuation allowance                      (2,546,597)      (2,202,929)
                                          ---------        ---------
Net deferred tax assets                  $       --         $     --
                                         ==========        =========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2006.

For the period ended September 30, 2006, the Company reported a net operating tax loss carry-forwards of approximately $6,737,030. The federal net operating loss carry-forwards begin to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company that constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

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

In June, 2006, the holder of the 5,000,000 preferred shares exercised their right to convert their preferred shares into common shares. In accordance with the terms as specified in the second paragraph of this footnote and the terms of the re-organization agreement consummated on November 2, 2000, the holder, with the agreement of the prior management of the Company and the prior Board of Directors on that date, was issued 17,054,934 common shares in exchange for the preferred shares that have since been retired by the Company.

(4.b) COMMON STOCK

As of September 30, 2006, 23,989,912 shares of common stock were issued and outstanding.

During 2006, the following common shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company:

To whom issued:       Common shares issued:                           Value:

Consultants and Directors        537,560                          $  270,120
President of Company             740,000                             370,000
Doubletree Capital Partners    1,709,418                             854,970
Doubletree Capital Partners   17,054,934
(per November 2000 Preferred Stock Conversion Agreement)
                              -----------                        -----------
Totals:                       20,041,912                          $1,495,090
                             ==========                         =========


In June, 2006, the Company also issued 17,054,934 common shares to the holder of the 5,000,000 preferred shares as they exercised their right to convert their preferred shares into common shares in accordance with the terms as specified in the second paragraph of this footnote and the terms of the re-organization agreement consummated on November 2, 2000. See note 4.a above for additional information. The preferred shares previously outstanding have since been retired by the Company.

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

As discussed in Note 1, the Company entered into an asset purchase agreement with five California Companies which was subsequently terminated as result of the failure to provide required certified audits by the California Companies. However, the Company had issued approximately 8,000,000 shares of common stock related to this unsuccessful asset purchase agreement which had not been returned from an escrow account designated to facilitate the transaction. The Company is currently seeking the return of these shares from the escrow account and believes it will be successful. The Company has not included these shares in the accompanying consolidated financial statements as either issued or outstanding since there were no consideration given for these shares and the asset purchase agreement was terminated.

(4.c) STOCK OPTIONS

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party Doubletree Capital Partners, Inc.(DCP) at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of September 30, 2006, the stock options were still outstanding and none of the options had been exercised.

The Company values its stock options awards under SFAS 123(R).

As of September 30, 2006, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004

                                                       Weighted Average
                                                    Number of     Exercise
Stock Options                                        Shares        Price
                                                  (post-split)  (post-split)
-----------------------------------------          ---------      ---------

Outstanding & exercisable at September 30, 2004    6,023,661          1.78
Granted                                                    0             0
Exercised                                                  -             -
Expired or cancelled                                 (23,661)        (3.00)
                                                   ---------      ---------
Outstanding & exercisable at September 30, 2005    6,000,000         $ .60
                                                   =========      =========
Granted                                                    0             0
Exercised                                                  -             -
Expired or cancelled                                       0             0
                                                   ---------      ---------
Outstanding & exercisable at September 30, 2006    6,000,000         $ .60
                                                   =========      =========

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000, now also defaulted as to payment at September 30, 2006. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $110,281, (2) One account payable - disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at September 30, 2006:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               131,281
  Account payable-disposed business                 24,000
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (355,281)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    September 30, 2006:                          $       0      $       0
                                                 =========      =========

The Company believes that beyond the $355,281 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of September 30, 2006, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $131,281.
Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

As of the date of this report December 29, 2006, the currently due $50,000 convertible debenture principal has not yet been paid nor has the related interest due thereon in the amount of %10,750. The $150,000 previous defaulted debenture notes and their related interest both continue to remain unpaid.

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

The Company issued convertible notes payable during the twelve months ended September 30, 2005 to an entity owned by two of the Company's stockholders. These notes were due on demand, had interest rates at 12% per annum and were secured by the assets of the Company. They were also convertible at the option of the holder into common stock at $0.70 per share. These convertible notes were previously convertible at the rate of $2.80 per share, but in July 2004, the Board of Directors changed the conversion rate to $.70 per share. The change did not result in any beneficial intrinsic value to their holders and no change to the Company's financial statements was required as the fair value of the Company's common stock was less than the $0.70 per share.

The issuance of these notes did not include a beneficial conversion feature with intrinsic value resulting from the market value for common stock being less than the conversion price. Interest expense on these notes amounted to $62,112 during the twelve months ended September 30, 2005.

Accrued interest on these notes was $193,116 at September 30, 2005. On June 6, 2006 these convertible notes had an unpaid loan balance due by the Company in the amount of $612,590 and unpaid total interest due also by the Company in the amount of $242,380. These notes and their unpaid interest were converted into common shares of the Company at the reduced price of $.50, as approved by the Company's Board of Director's at a duly held meeting and the notes and related interest are now paid in full.
<page


During the three months ended September 30, 2006, additional monies were loaned to the Company and with the inclusion of various expenses charged to the Company by the financial company through September 30, 2006, the loans total $40,814, are payable on demand by the Company, bear interest at the rate of 12% per annum and are secured by the Company's assets for collateral purposes but they are not convertible into common stock of the Company. At September 30, 2006, there was no accrued interest due by the Company for these notes.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $77,000 in the year ended September 30, 2006 and salary expenses in the amount of $28,000.

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

In June 2006, the Company authorized the issuance of 150,000 shares of common stock to the directors for their services as directors. Included in this issuance was 50,000 common shares issued to Company's President for his services as a director of the Company.

See Notes 4.a and 4.b for additional information regarding related party transactions for the year ended September 30, 2006.

NOTE 7) SUBSEQUENT EVENTS

Other than the reporting of the summons and complaint received by the Company from the United States Bankruptcy Court Trustee as referred to note 1.a and note 2 above, there are no additional reportable events subsequent to September 30, 2006 to the date of this report, January 12, 2007.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ending September 30, 2007. During fiscal 2007, management will review and evaluate the effectiveness, and where necessary, enhance the Company's internal controls over financial reporting. The Company anticipates that it may need to engage a third party to assist it with the design of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances that the Company will be in compliance with the requirements of Section 404 by September 30, 2007.

Item 8.b.  OTHER INFORMATION

None


                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2006, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2005, their ages, the year first elected as an executive officer and/or director of the Company, and employment for select persons for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
           Chief Financial Officer and Director
           Chairman of the Board of Directors [1]     65  January 2001

[1] (Note: Was Treasurer, Chief Financial Officer and Director from October 1997 to July 2000.

Donald G. Kampmann      Outside Director              52  January 2001

James S. Dixon          Outside Director              58  January 2001


Directors:

BERNARD L. BRODKORB (October 1997 to July 2000; January 2001 to present) was the Treasurer, Chief Financial Officer and a director of the Company since it's inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief Financial Officer and Director on July 2000. He was elected to the board of directors in January 2001, elected by the board of directors as interim President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Changes to names of Directors and Officers during the period from October 1, 2003 through September 30, 2006:

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


In 2004 and 2005, Bernard Brodkorb, Charles Newman and Doubletree Capital Partners, Inc. filed Statements of Beneficial Ownership on Form 3 and Form 4.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as well as all Board of Director's members.

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2006 and 2005, cash and non cash compensation was paid to executive officers or directors.

The following table sets forth information the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                                SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                                           AWARDS               PAYOUTS
                                        OTHER     RESTRICTED    SECURITIES
NAME AND                                ANNUAL       STOCK       UNDERLYING    LTIP     ALL OTHER
PRINCIPAL  FISCAL                      COMPENSA      AWARD        OPTIONS     PAYOUTS    COMPENSA
POSITION   YEAR    SALARY ($) BONUS ($)  TION ($)      ($)          SARS ($)     ($)      TION($)
-------------------------------------------------------------------------------------------------

Bernard L.  2006   $28,000(1)   -0-     77,000        -0-             -0-         -0-      -0-
Brodkorb    2005          (1)   -0-    140,000        -0-             -0-         -0-      -0-
President, CEO
-------------------------------------------------------------------------------------------------

Directors  2006        -0-      -0-    $77,500        -0-             -0-         -0-       0
Directors  2005        -0-      -0-        -0-        -0-             -0-         -0-       0
-------------------------------------------------------------------------------------------------

(1) Compensation for Bernard L. Brodkorb was recorded on the books of the Company as compensation -consulting ($77,000) and salary ($28,000) for the year 2006 and was paid in cash or common stock for services rendered. For the year 2005, all of the compensation was non-cash consulting and accrued as Accounts Payable-Related Party and then paid in common stock in June 2006.

Director Compensation

In 2006, Directors received 155,000 shares of common stock as compensation for their services as directors for the period from January 1, 2004 through June 30, 2006.

These shares were voted and approved by the Board of Directors in December 2006 and were valued at $.50 per common share to be issued.


No additional Director compensation has been authorized for services for the year 2006 for the period from July 1, 2006 through January 12, 2007, the date of this 10KSB report filing.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2006, certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

11-A. Security Ownership of Certain Beneficial Owners

11-B. Security Ownership of Management
                                    Shares of Common Stock    Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)   27,254,710             90.54%
A Minnesota corporation
12201 Champlin Drive, Champlin, MN 55318

Bernard L. Brodkorb (2)                 13,607,171             45.37%
St. Paul, MN.

 (1) Includes 21,429 common shares acquired in November, 2000 and 1,232,143 common shares held by an affiliated company to be distributed to creditors of ShoptropolisTV.com, a former subsidiary company of ISAI, as may be deemed necessary for the resolution of any contingent, non-contingent and or real liabilities that may arise in the future; includes warrants to purchase 6,000,000 shares exercisable at $.60 per share to Doubletree Capital Partners, Inc.

(2) Includes a 50% beneficial interest in warrants to purchase 6,000,000 shares exercisable at $0.60 per share issued to Doubletree Capital Partners, Inc.; includes 50% beneficial interest in Doubletree Capital Partners, Inc.; includes 8,929 common shares owned since 1998; 383,857 common shares issued in 2004 and 790,000 shares issued in 2006, which would result in total ownership shares of 13,607,171.

                                        Shares of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (3)                 27,153,487             90.88%
St. Paul, MN

Donald G. Kampmann (5)                          227,714               .76%
Prior Lake, MN.

James S. Dixon (5)                              227,714               .76%
Scottsdale, AZ.
                                             ----------            -------
Directors and executive officers as a group  27,608,915             92.06%

 (4) persons, including those named above)
 (3) Includes 50% beneficial interest in warrants to purchase shares exercisable at $.60 per share.
 (4) Includes 35,714 common shares issued in 2004 and 192,000 issued in 2006.
 (5) Includes 35,714 common shares issued in 2004 and 192,000 issued in 2006.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about June 6, 2006, ISA Internationale Inc. ("ISA" or the "Company") issued 1,709,418 shares of its restricted common stock as consideration for the repayment and conversion of $854,709 of loan advances and related interest due thereon, as of May 31, 2006. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006, the Company issued 740,000 shares of its restricted common stock as payment for the conversion of $370,000 of accrued consulting fees due Bernard L. Brodkorb, President and CEO of the Company. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006 the Company issued 142,000 shares of restricted common stock to Charles J. Newman as compensation for services rendered to the Company in its reorganization efforts. These shares were issued at a price of $.47 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 322,000 share of its restricted common stock to the Directors of the Company and an additional two persons as compensation for services rendered to the Company in their positions as directors or consultants to the Company. These shares were issued at a price of $.38 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 17,054,924 of its restricted common stock pursuant to the terms of a November 2, 2000 funding agreement between The Company, as agreed and executed by its prior management and Board of Directors, on that date and Doubletree Capital Partners, Inc. The issuances of these common shares are in exchange for conversion of 5,000,000 preferred stock shares, previous issued to Doubletree Capital Partners, Inc. on November 7, 2000, and are in accordance with the conversion terms of the November 2, 2000 funding agreement.

The total outstanding common shares of the Company as of September 30, 2006 after all issuances now total 23,989,912.

Item 13. EXHIBITS

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 57.

(b)  REPORTS ON FORM 8-K SUMMARY

On February 24, 2006, ISA Internationale Inc. (ISA) filed its annual 10KSB report for the year ended September 30, 2005 on January 13, 2006 without the permission of its previous accountant, Stonefield Josephson Inc., to include their previous Accountant's Report in the 10KSB, due to a communication misunderstanding between ISA Internationale Inc., Stonefield Josephson Inc. and the ISA's new auditors, DeJoya Griffith & Company, CPA's. ISA Internationale, Inc. was notified by Stonefield Josephson on January 24, 2006 via email and later by a follow up letter.

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

This 8-k filing has been submitted to Stonefield Josephson Inc. this 24th day of February, 2006, for acknowledgement of their respective agreement of the above facts. ISA Internationale, Inc. is requesting that ISA Internationale, Inc. receive a letter of agreement with the above facts and upon receipt of the letter, ISA Internationale, Inc. will file a copy of their agreement as an exhibit to the above facts in a subsequent 8-K filing. To date the Company has not received any acknowledgement of agreement or disagreement with Stonefield Josephson Inc.

On or about June 6, 2006, ISA Internationale Inc. ("ISA" or the "Company") issued 1,709,418 shares of its restricted common stock as consideration for the repayment and conversion of $854,709 of loan advances and related interest due thereon, as of May 31, 2006. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006, the Company issued 740,000 shares of its restricted common stock as payment for the conversion of $370,000 of accrued consulting fees due Bernard L. Brodkorb, President and CEO of the Company. These shares were issued under the auspices of Rule 4(2).

On or about June 6, 2006 the Company issued 142,000 shares of restricted common stock to Charles J. Newman as compensation for services rendered to the Company in its reorganization efforts. These shares were issued at a price of $.47 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 322,000 share of its restricted common stock to the Directors of the Company and an additional two persons as compensation for services rendered to the Company in their positions as directors or consultants to the Company. These shares were issued at a price of $.38 per share and under the auspices of Rule 4(2).

On or about June 26, 2006, the Company issued 17,054,924 of its restricted common stock pursuant to the terms of a November 2, 2000 funding agreement between The Company, as agreed and executed by its prior management and Board of Directors, on that date and Doubletree Capital Partners, Inc. The issuances of these common shares are in exchange for conversion of 5,000,000 preferred stock shares, previous issued to Doubletree Capital Partners, Inc. on November 7, 2000, and are in accordance with the conversion terms of the November 2, 2000 funding agreement.

The total outstanding common shares of the Company as of September 30, 2006 after all issuances now total 23,989,912.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's:
2006 - $50,944; 2005 - $66,956.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0 in 2006 and 2005.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 and $0 in 2006 and 2005.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 and $0 in 2006 and 2005.

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

    Signature                   Title                          Date
___________________________________________________________________________

ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                     January 12, 2007
President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________________
/s/ Bernard L. Brodkorb,                                  January 12, 2007

By: Bernard L. Brodkorb
President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    January 12, 2007

By: Donald G. Kampmann        Director

______________________________________
/s/ James S. Dixon                                        January 12, 2007

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, Chairman of the Board        Date: January 12, 2007

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

Date: January 12, 2007

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

57