Form 10QSB
period 2006-12-31
ISA INTERNATIONALE INC
filed 2007-02-20
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2006

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. On February 20, 2007 there were 23,989,912 of the Registrant's common stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of
           December 31, 2006 (unaudited)                                 3
        Condensed Consolidated Statements of Operations for the
           three months ended December 31, 2006 (unaudited) and 2005
           (unaudited)                                                   4
        Condensed Consolidated Statements of Cash Flows for the
           three months ended December 31, 2006 (unaudited) and
           2005 (unaudited)                                              5
        Notes to Condensed Consolidated Financial Statements          6-15

Item 2. Management's Discussion and Analysis or Plan of Operation    16-22
Item 3. Controls and Procedures                                         23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3. Defaults Upon Senior Securities                                 24

Item 4. Submission of Matters to a Vote of Security Holders             24

Item 5. Other Information                                               24

Item 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25

                        PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ISA INTERNATIONALE INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                           (unaudited)
                                                        December 31, 2006
                    ASSETS                              -----------------
Assets:
   Cash and cash equivalents                               $    8,883
   Trade receivables                                            8,116
                                                         ------------
Total Current Assets:                                          16,999

Office Equipment, at cost less depreciation thereon             4,858

Other assets:
   Finance contract receivables - net of collections          321,059
   Notes receivable - non current portion                      17,600
   Organization costs - net of amortization                       258
                                                          ------------
Total Assets                                                $ 360,774
                                                          ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                          72,581
   Convertible notes payable - related party                   67,125
   Accrued interest payable - related party                     1,632
   Indemnification agreement - related party                       --
                                                          ------------
Total Current Liabilities                                     141,338

Long-Term Liabilities:                                             --
                                                          ------------
Total Liabilities                                             141,338
                                                          ------------
Stockholders' Equity:
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     23,989,912 issued and outstanding                          2,399

   Additional paid-in capital                               8,836,901

   Accumulated (deficit)                                   (8,619,864)
                                                          ------------
  Total Stockholders' Equity                                  219,436
                                                          ------------
Total Liabilities and Stockholders' Equity                  $ 360,774
                                                          ============
The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                          Three Months Ended    Three Months Ended
                                           December 31, 2006     December 31, 2005
                                      -    ------------------    -----------------

Operating revenue:
 Portfolio collections                        $        --           $      --

Operating expenses:
 Portfolio collection costs                         18,460             28,199
 General & administrative                          117,939             78,512
                                                ----------          -----------
  Operating expenses                               136,399            106,711
                                                ----------          -----------
  Operating loss                                  (136,399)          (106,711)
Other income (expense):
 Interest expense                                   (6,926)           (23,744)
                                                ----------          -----------
Net (loss) - operations                           (143,325)          (130,485)
                                                ----------          -----------

Net (Loss)                                        (143,325)          (130,485)
                                                ==========          ===========
Basic and diluted (loss) per share              $    (0.01)       $     (0.03)
                                                ==========          ===========
Total net gain (loss) per share                 $    (0.01)       $     (0.03)
                                                ==========          ===========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted                        23,989,912           3,956,880
                                                ==========          ===========
Dividends per share of common stock                none                 none
                                               ==========          ===========
The accompanying notes are an integral part of these financial statements.

                                           ISA INTERNATIONALE INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
                                               (UNAUDITED)
                                                 Three Months Ended   Three Months Ended
                                                 December 31, 2006    December 31, 2005
                                                  ------------------  ------------------
Cash flows from operating activities:
 (Loss) before extraordinary item from
    continuing operations                          $     (143,325)         $ (130,485)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation, a non cash charge                              275
  Amortization of incorporation costs, a non-cash charge       10                  21
  Reduction of debt receivable purchase price
    due to gross collections received                      51,969              72,843
 Changes in operating assets and liabilities:
  Trade account receivables                                   119               4,287
  Note receivable for incurred acquisition                                    (14,000)
  Common stock payable services                                                  (900)
  Accounts payable, accrued expenses and
      Common Stock issued for services                     46,332              37,130
  Accrued expenses - related party                                             23,000
  Accrued interest payable - related party                  1,632              18,481
                                                       -----------           ----------
  Cash provided by (used in) operating activities         (42,988)             10,377
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                        26,310               3,001
                                                       -----------           ----------
Cash provided by financing activities                      26,310               3,001
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents        (16,678)             13,378
Cash at beginning of period                                25,561              18,963
                                                       -----------           ----------
Cash and cash equivalents at end of period               $  8,883            $ 32,341
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Stock issued to related party for capital
   contribution for Indemnification Agreement              5,293                5,178
                                                        ----------           ----------
Total non-cash transactions                            $   5,293               $5,178
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

On August 19, 2004, the Company signed an asset purchase agreement with five California Companies, wherein common shares of the Company would be used to purchase the assets being acquired. Terms of the agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and recently April 30, 2005, were not complied with by the seller of the assets enumerated in the agreement and, accordingly, the Company was not able to complete the asset purchase agreement. Certified audits of the seller companies were required by the agreement and the seller companies were not able to deliver these required certified audits for the years 2003 and 2004. However, on May 18, 2005, the Company did consummate the purchase of a portion of the Company's consumer receivable portfolios for $1,094,900.

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

In the event cash collections are inadequate to amortize the carrying balance and the resulting estimated remaining fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write off of the "impaired" or deficient receivable carrying value with a corresponding charge to profit and loss of the Company at that time.

The Company believes that the remaining portfolio debt receivable carrying costs of $321,059 will be recovered by the Company from future gross collections to be received in the next 48 to 60 months commencing from January 1, 2007 and forward.

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

Changes in debt receivables for the quarter ended December 31, 2006 were as follows:

                                                          Quarter Ended
                                                        December 31, 2006
                                                        ----------------
  Balance at beginning of period, September 30, 2006        $ 373,028
  Acquisition of debt receivables                                   0
  Cash collections applied to principal                       (51,969)
  Impairment write down to carrying cost                            0
                                                       -----------------
  Balance at the end of the period, December 30, 2006       $ 321,059
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)      * $ 521,730
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the three months ended December 31, 2006.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at December 31, 2006 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $360,574. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2006.

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

1.d) Revenue Recognition

There were no operating revenues through December 31, 2006. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2006 and 2005, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b and those that may have been issuable at the end dates of the financial statements included in this 10-QSB report.

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended December 31, 2006.

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

2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,619,864 at December 31, 2006. The net loss for the three month period ended December, 2006 was $143,325. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $136,574. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $336,574.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to continue to insert itself into the debt collection industry as a result of its recent consumer debt asset acquisition agreement. The Company has resumed operations after an approximate five year reorganization period. However, there can be no assurance that these actions will be successful.


NOTE 3) INCOME TAXES

The Company has incurred significant net operating losses since its inception but has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements.

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of December 31, 2006 there are no shares of Preferred Stock issued and outstanding.

(4.b) Common Stock

As of December 31, 2006, 23,989,912 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended December 31, 2006.

(4.c) Stock Options

There were no options issued during the quarter ended December 31, 2006.

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

The following is summary of the presentation of the liabilities in the Balance Sheet at December 31, 2006:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               136,574              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (360,574)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    December 31, 2006:                           $       0      $       0
                                                 =========      =========

The Company believes that beyond the $360,574 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of December 31, 2006, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $136,574. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

As of the date of this report the currently due $50,000 convertible debenture principal and the $150,000 defaulted debenture note and the related interest due thereon continue to remain unpaid.

(5.b) Convertible or Secured Notes Payable - Related Party

During the three months ended December 31, 2006, additional monies in the amount of $26,310 were loaned to the Company by an entity owned by two of the Company's stockholders. As of December 31, 2006, the loans total $67,125 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended December 31, 2006 amounted to $1,632.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $14,500 in the three months ended December 31, 2006 and salary expenses in the amount of $10,500.

NOTE 7) SUBSEQUENT EVENTS

Other than the reporting of the summons and complaint received by the Company from the United States Bankruptcy Court Trustee as referred to note 1.a and note 2 above, there are no additional reportable events subsequent to December 31, 2006 to the date of this report, February 19, 2007.

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

Overview

The Company (ISAI), through its two former wholly owned subsidiaries Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., was engaged in two businesses: (1) the development of a multimedia home shopping network generating direct retail sales of varied products from TV. viewers and internet shoppers, and (2) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

ISAI has been attempting to financially restructure itself. ISAI disposed of International Strategic Assets, Inc. on May 19, 2000, and ShoptropolisTV.Com, Inc. on March 29, 2001. Additional reorganization efforts include negotiation with creditors to restructure and convert debt to equity and actively seeking new business opportunities. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

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

Between December 2000 and through May 2005, the Company was operationally dormant and was actively reorganizing its financial affairs and actively seeking merger or acquisition candidates offering growth and profit potential for its shareholders.

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

Currently, the Company considers itself to be out of the reorganization period and now an operating company.

At March 31, and June 30, 2006, respectively, the Company determined that due to portions of the purchased debt receivables in the final group as finally received possessing reduced, diminished, reduced or no value due to debt worthlessness and losses or further the existence of newly discovered prior sales of portions of the debt receivables that were purchased, the Company has recorded a fair market value impairment write down in the amount of $378,287 for the fiscal year ended September 30, 2006 to reduce the carrying value of the purchased debt receivables.

At December 31, 2006, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $321,059. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount as stated at December 31, 2006 will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the three months ended December 31, 2006 and 2005.

Sales and Gross Profit

No net revenue was recorded for the three months ended December 31, 2006 and 2005 for collection of debt receivables using the cost recovery method of revenue recognition. The Company resumed operations in the third quarter of 2005 in the troubled debt collection business as a result of its purchase of $43,733,000 in original face value distressed debt receivables amounting at a cost of $1,094,900. The Company has engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $51,969 were collected in the three months ended December, 2006. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from the debt receivables collected will not be anywhere close to the amount of cash flows estimated to be required to sustain Company operations in the future. Therefore, additional efforts are being expended to bring to the Company additional debt portfolio receivables for the operational source of future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $117,939 for the three months ended December, 2006 compared to $78,512 for three months ended December 31 2005. The remaining expenses in 2006 and 2005 were principally for audit, other recurring consulting, office and salaries and new operating costs necessary to commence business operations for the debt collection business.

For the three months ended December, 2006, the Company incurred $18,460 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the three months ended December 31, 2005 were $28,199.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in 2006 or 2005.

Liquidity and Capital Resources

As of December 31, 2006, the Company had Total Assets of $360,774 consisting of $8,883 in cash, $8,116 in Trade Receivables, $4,858 in Office Equipment less depreciation, $321,059 in Purchased Receivables - net, $17,600 in Notes receivables and $258 in other assets for organization costs. It had $141,338 in Current Liabilities consisting of $72,581 in accounts payable and accrued expenses, $1,632 in Accrued interest payable - related party, and $67,125 in convertible notes payable-related party.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the year ended September 30, 2006, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2006 of $8,619,864. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2006, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc. (DCP), beneficially owns approximately 89.22% of the Company's outstanding common stock at December 31, 2006 compared to 95.06% on December 31, 2005. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board and its stock symbol is ISAT. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

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

Liquidity and Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $8,619,864 at December 31, 2006. The net loss for the three month period ended December 31, 2006 was $143,325. The Company currently owes $67,125 in Loans Payable to a related third party investment company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $136,574 in accrued interest as of December 31, 2006 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ended September 30, 2007. During fiscal 2006, management reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company anticipates it may need to engage a third party to assist it with the improvement of such internal controls over financial reporting. As of the date of this report, the Company has not yet engaged any such third party. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. Accordingly, there can be no assurances the Company will be in compliance with the requirements of Section 404 by September 30, 2007.

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ending December 31, 2006, the Company was not sued in any new legal matters. However, on July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, files the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

The Company believes the Trustee's summons and complaint positions are without merit and will vigorously defend its actions in the debt receivable purchase and seek recovery of all damages incurred, expenses advanced and related losses thereto since August 19, 2004, the date the relationship with the debtor companies commenced through and including the date of May 18, 2005, the date of the debt receivable purchases by the Company, through the date of suit commencement and termination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2006.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2006, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $136,574 as of December 31, 2006 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification per Sarbanes-Oxley Act (Section 302)
       EX-32.1   Certification per Sarbanes-Oxley Act (Section 906)
(b) Form 8-K reports filed during quarter:
        None

The total outstanding common shares of the Company as of December 31, 2006 after all issuances total 23,989,912.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: February 20, 2007