Form 10QSB
period 2007-03-31
ISA INTERNATIONALE INC
filed 2007-05-21
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2007

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
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. On May 15, 2007 there were 23,989,912 of the Registrant's common stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of
           March 31, 2007 (unaudited)                                    3
        Condensed Consolidated Statements of Operations for the
           three months and six months ended March 31, 2007 (unaudited)
           and 2006 (unaudited)                                          4
        Condensed Consolidated Statements of Cash Flows for the six months
           ended March 31, 2007 (unaudited) and 2006 (unaudited)         5
        Notes to Condensed Consolidated Financial Statements          6-14

Item 2. Management's Discussion and Analysis or Plan of Operation    15-21
Item 3. Controls and Procedures                                         22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 3. Defaults Upon Senior Securities                                 23

Item 4. Submission of Matters to a Vote of Security Holders             23

Item 5. Other Information                                               23

Item 6. Exhibits and Reports on Form 8-K                                23

Signatures                                                              24

                        PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                          (unaudited)
                                                        March 31, 2007
                    ASSETS                              ---------------
Current Assets:
   Cash and cash equivalents                               $    3,659
   Trade receivables                                           10,852
                                                          ------------
Total Current Assets:                                          14,511

Fixed assets, less accumulated depreciation of $917             4,583

Other Assets:
   Finance contract receivables - net of collections          277,894
   Notes receivable - non current portion                       7,600
   Organization costs - net of amortization                       228
                                                          ------------
Total Other Assets                                            285,722

                                                          ------------
Total Assets                                                $ 304,816
                                                          ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                          47,597
   Convertible notes payable - related party                  143,343
   Accrued interest payable - related party                     4,746
   Indemnification agreement - related party                       --
                                                          ------------
Total Current Liabilities                                     195,686

Long-Term Liabilities:                                             --
                                                          ------------
Total Liabilities                                             195,686
                                                          ------------
Stockholders' Equity:
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     23,989,912 issued and outstanding                          2,399
     (No change since quarter one FY 2007)
   Additional paid-in capital                               8,842,079
   Accumulated (deficit)                                   (8,735,348)
                                                          ------------
  Total Stockholders' Equity                                  109,130
                                                          ------------
Total Liabilities and Stockholders' Equity                  $ 304,816
                                                          ============
The accompanying notes are an integral part of these financial statements.

                                       ISA INTERNATIONALE INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                              Three Months     Three Months   Six Months    Six Months
                                Ended            Ended           Ended         Ended
                              March 31, 2007  March 31 2006   March 31 2007 March 31 2006
                            ---------------   -------------   ------------- ------------

Operating revenue:
 Portfolio collections           $         0     $        0      $      0      $     0

Operating expenses:
 Portfolio collection costs           15,329         30,446        33,789       58,646
 General & administrative             91,863         76,480       209,803      154,991
 Impairment charge on portfolio            0        219,934             0      219,934
                                   ---------      ---------      --------     --------
  Operating expenses                 107,192        326,860       243,592      433,571
                                   ---------      ---------      --------     --------
  Operating loss                    (107,192)      (326,860)     (243,592)    (433,571)
Other income (expense):
 Interest expense                     (8,292)       (23,451)      (15,217)     (47,225)
                                   ---------      ----------     ---------   ----------
Net (loss) from operations          (115,484)      (350,311)     (258,809)    (480,796)
                                   ---------      ----------    ----------    ---------

Net (Loss)                          (115,484)      (350,311)     (258,809)    (480,796)
                                    =========      =========    ==========    =========
Basic and diluted (loss)
   per share                          (0.005)        (0.02)        (0.01)       (0.12)
                                   ==========      =========    ==========    =========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted          23,989,912      3,956,880    23,989,912    3,956,880
                                  ==========      ==========   ===========   ==========
Dividends per share of common stock    none          none          none         none
                                  ==========      ==========   ===========   ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           ISA INTERNATIONALE INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                  Six Months Ended     Six Months Ended
                                                   March 31, 2007        March 31, 2006
                                                  ------------------  ------------------
Cash flows from operating activities:
 (Loss) from continuing operations                 $     (258,809)         $ (480,796)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation, a non cash charge                              550                 --
  Amortization of incorporation costs, a non-cash charge       39                  39
  Reduction of debt receivable purchase price
    due to gross collections received                      95,135             159,240
  Impairment charge on debt receivable purchase
    price carrying charge                                                     219,934
  Charge-off costs incurred for unsuccessful acquisition                        9,305
  Interest charge for indemnification agreement            10,471              10,471
 Changes in operating assets and liabilities:
  Trade account receivables                                (2,616)             (7,238)
  Note receivable for incurred acquisition                 10,000             (17,600)
  Accounts payable and accrued expenses                    16,053              18,546
  Accrued interest payable, related party                   4,746              36,754
  Accrued expenses, related party                                              41,000
                                                       -----------           ----------
  Cash provided by (used in) operating activities         (124,431)           (10,345)
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                       102,529              13,069
                                                       -----------           ----------
Cash provided by financing activities                     102,529              13,069
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents        (21,902)              2,724
Cash at beginning of period                                25,561              18,963
                                                       -----------           ----------
Cash and cash equivalents at end of period               $  3,659           $  21,687
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Stock issued to related party for capital
   contribution for Indemnification Agreement              10,471              10,471
                                                        ----------           ----------
Total non-cash transactions                             $  10,471             $10,471
                                                        ==========           ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ISA INTERNATIONALE INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1.) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) Description of Business

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

These condensed consolidated financial statements included the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation. As a result of a distressed consumer debt asset purchase that commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

On August 19, 2004, the Company signed an asset purchase agreement with five California Companies, wherein common shares of the Company would be used to purchase the assets being acquired. The terms of the agreement, as previously reported in 8K filings by the Company on August 23, 2004, November 3, 2004, January 14, 2005 and recently April 30, 2005, were not complied with by the seller of the assets enumerated in the agreement and, accordingly, the Company was not able to complete the asset purchase agreement. Certified audits of the seller companies were required by the agreement and the seller companies were not able to deliver these required certified audits for the years 2003 and 2004. However, on May 18, 2005, the Company purchased of a portion of the Company's consumer receivable portfolios for stock valued at $1,094,900.

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

The Company believes the remaining portfolio debt receivables of $277,894 will be recovered by the Company from future gross collections to be received in the next 48 months commencing from March 31, 2007 and forward.

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

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. There was no revenue recognized on debt receivables for the six months ended March 31, 2007.

The Company has not had additional portfolio debt impairment write downs for the current six month period ended March 31, 2007. Last year's operating expenses for the six month period ended March 31, 2006 included an impairment write down charge against the asset value of the debt receivables in the amount of $219,934.

Changes in debt receivables for the quarter ended March 31, 2007 were as follows:
  Balance at beginning of period, December 31, 2006         $ 321,059
  Acquisition of debt receivables                                   0
  Cash collections applied to principal                       (43,165)
  Impairment write down to carrying cost                            0
                                                       --------------
  Balance at the end of the period, March 31, 2007          $ 277,894
                                                       ==============

  Estimated Remaining Collections ("ERC")(Unaudited)      * $ 311,853
                                                       ==============
Estimated Remaining Collections refers to the sum of all future projected cash collections from acquired portfolios less estimated direct costs of collection including fees charged by third party collection firms by the Company. ERC is not a balance sheet item, however, it is provided for informational purposes. Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at March 31, 2007 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $365,752. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2007.

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

1.d) Revenue Recognition

There were no operating revenues through March 31, 2007. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event management believes expected cash flows cannot be reasonably estimated, the Company will use the "Cost Recovery Method" under which revenues are only recognized after the initial investment cost has been recovered. The Company has been using the "Cost Recovery Method" of revenue recognition.

1.e) Earnings per Common Share

Basic loss per common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2007 and 2006, all potentially issueable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b and those that may have been issueable at the end dates of the financial statements included in this 10-QSB report.

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended March 31, 2007.

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

1.h) Recently Issued Accounting Standards
In February 2007 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115", that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy, and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.


2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,735,348 at March 31, 2007. The net loss for the six month period ended March 31, 2007 was $258,809. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $141,752. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $341,752.

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

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of March 31, 2007 there are no shares of Preferred Stock issued and outstanding.

(4.b) Common Stock

As of March 31, 2007, 23,989,912 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended December 31, 2006.

(4.c) Stock Options

There were no options issued during the quarter ended March 31, 2007.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $141,752, (2) One account payable-disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at March 31, 2007:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               141,752              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (365,752)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    March 31, 2007:                              $       0      $       0
                                                 =========      =========

The Company believes that beyond the $365,752 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of March 31, 2007, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $141,752. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.d in these notes to financial statements as this amount has been offset by a contra-indemnification receivable. The principal and interest due on these debenture notes continue to remain unpaid.

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


(5.b) Convertible or Secured Notes Payable - Related Party

During the three months ended March 31, 2007, additional monies in the amount of $76,219 were loaned to the Company by an entity owned by two of the Company's stockholders. As of March 31, 2007, the loans total $143,343 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended March 31, 2007 amounted to $3,114.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $14,500 in the three months ended March 31, 2007 and salary expenses in the amount of $10,500.

NOTE 7) SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2007 to the date of this report, May 21, 2007.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainties, including, without limitation, the ability of the Company to continue its present business strategy which will require it to obtain significant additional working capital, changes in costs of doing business, identifying and establishing a means of generating revenues at appropriate margins to achieve profitability, changes in governmental regulations and labor and employee benefits and costs, and general economic and market conditions. Such risks and uncertainties may cause the Company's actual results, levels of activity, performance or achievement to be materially different from those future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Although the Company believes that the assumptions and expectations reflected in these forward-looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "could," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology. The Company undertakes no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions, or circumstances.

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

The substituted debts, as revised, amount to a larger face value of debt purchased but have the same computed fair market value due to different categories of debts received as well as different ages of the debts. For the most part, the new and revised group of debts received in accordance with the original purchase agreement is now considered to be older in age and of slightly less individual value. The Company, through its third party collection agent, is evaluating this overall debt purchase for its current fair market value, future collectibility and net estimated net realizable value in comparison to the purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 shares of the Company's restricted common stock.

Currently, the Company considers itself to be out of the reorganization period and now an operating company.

At March 31, and June 30, 2006, respectively, the Company determined that portions of the purchased debt receivables in the final group as finally received had diminished, reduced or no value due to debt worthlessness and losses or further the existence of newly discovered prior sales of portions of the debt receivables. The Company recorded a fair market value impairment write down in the amount of $378,287 for the fiscal year ended September 30, 2006 to reduce the carrying value of the purchased debt receivables.

At March 31, 2007, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $277,894. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount as stated will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the six months ended March 31, 2007 and 2006.

Sales and Gross Profit

No net revenue was recorded for the six months ended March 31, 2007 for collection of debt receivables using the cost recovery method of revenue recognition. The Company has engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $95,135 were collected in the six months ended March 31, 2006. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from the debt receivables collected will not be anywhere close to the amount of cash flows estimated to be required to sustain Company operations in the future. Therefore, additional efforts are being expended to bring to the Company additional debt portfolio receivables for the operational source of future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $209,802 for the six months ended March 31, 2007 compared to $154,991 for six months ended March 31 2006. The remaining expenses in 2007 and 2006 were principally for audit, legal, other recurring consulting, office, wages and salaries. Legal costs for the six month period represented $65,848 or 31% of the total general and administrative costs due to high legal fees associated with our defense in a legal proceeding (see Part II, Item 1 - Legal Proceedings). Last fiscal year Legal Costs amounted to $1,155 for the six months ended March 31, 2006.

For the six months ended March 31, 2007, the Company incurred $33,789 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the six months ended March 31, 2006 were $58,646.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in 2007 or 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had Total Assets of $304,816 consisting of $3,659 in cash, $10,852 in Trade Receivables, $4,583 in Office Equipment less depreciation, $277,894 in Purchased Receivables - net, $7,600 in Notes receivables and $228 in other assets for organization costs. It had $195,686 in Current Liabilities consisting of $47,596 in accounts payable and accrued expenses, $4,746 in Accrued interest payable - related party, and $143,343 in convertible notes payable-related party.

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

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of March 31, 2007 of $8,735,348. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc. (DCP), beneficially owns approximately 89.22% of the Company's outstanding common stock at March 31, 2007 compared to 95.06% on March 31, 2006. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $8,735,346 at March 31, 2007. The net loss for the six month period ended March 31, 2007 was $258,809. The Company currently owes $143,343 in Loans Payable to a related third party investment company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $141,752 in accrued interest as of March 31, 2007 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. These debenture liabilities have been offset by an indemnification agreement designed to cover these liabilities and offset them on the Balance Sheet.. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the six months ending March 31, 2007, the Company was not sued in any new legal matters. However, on July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, files the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2007, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $141,752 as of March 31, 2007 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification per Sarbanes-Oxley Act (Section 302)
       EX-32.1   Certification per Sarbanes-Oxley Act (Section 906)
(b) Form 8-K reports filed during quarter:
        None

The total outstanding common shares of the Company as of March 31, 2007 after all issuances total 23,989,912.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: May 21, 2007