Form 10QSB
period 2007-06-30
ISA INTERNATIONALE INC
filed 2007-08-20
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2007

                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
    (Exact name of Small Business Issuer as specified in its charter)

        Delaware                                 41-1925647
State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 2560 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's Telephone Number)   (651) 483-3114

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. On August 20, 2007 there were 23,989,912 of the Registrant's common stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                       Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)
           and September 30, 2006 (audited)                               3
        Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2007 (unaudited)
           and June 30, 2006 (unaudited)                                  4
        Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)  5
        Notes to Condensed Consolidated Financial Statements           6-12

Item 2. Management's Discussion and Analysis or Plan of Operation     13-19
Item 3. Controls and Procedures                                          20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      22

Item 3. Defaults Upon Senior Securities                                  22

Item 4. Submission of Matters to a Vote of Security Holders              22

Item 5. Other Information                                                22

Item 6. Exhibits and Reports on Form 8-K                                 22

Signatures                                                               23

                        PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (unaudited)      (audited)
                                                        June 30, 2007   September 30, 2006
                    ASSETS                              -------------     -------------
Current Assets:
   Cash and cash equivalents                               $   16,697      $   25,561
   Trade receivables                                            5,885           8,235
                                                          ------------    -----------
Total Current Assets:                                          22,582          33,796

Fixed assets, less accumulated depreciation of $917             4,308           5,133

Other Assets:
   Finance contract receivables - net of collections          250,017         373,028
   Notes receivable - non current portion                       7,600          17,600
   Organization costs - net of amortization                       209             268
                                                          ------------   ------------
Total Other Assets                                            257,826         390,896

                                                          ------------   ------------
Total Assets                                                $ 284,716        $429,825
                                                          ============   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                      $   73,554     $   31,543
   Convertible notes payable - related party                  186,985         40,814
   Accrued interest payable - related party                     9,688
                                                          ------------   ------------
Total Current Liabilities                                     270,227         72,357

Long-Term Liabilities:                                              0              0
                                                          ------------   -----------
Total Liabilities                                             270,227         72,357
                                                          ------------   -----------
Stockholders' Equity:
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     23,989,912 issued and outstanding at
     June 30, 2007 and at June 30, 2006                         2,399         2,399
   Additional paid-in capital                               8,847,315     8,831,608
   Accumulated (deficit)                                   (8,835,225)   (8,476,539)
                                                          ------------  -----------
  Total Stockholders' Equity                                   14,489       357,468
                                                          ------------  -----------
Total Liabilities and Stockholders' Equity                  $ 284,716     $ 429,825
                                                          ============  ===========
The accompanying notes are an integral part of these financial statements.

                                       ISA INTERNATIONALE INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                               Three Months     Three Months   Nine Months    Nine Months
                                  Ended            Ended          Ended          Ended
                              June 30, 2007    June 30 2006   June 30 2007   June 30 2006
                            ---------------    -------------   ------------- ------------

Operating revenue:
 Portfolio collections           $         0     $        0      $      0      $     0

Operating expenses:
 Portfolio collection costs           10,154         26,036        43,942       84,682
 General & administrative             79,546        386,345       289,349      541,336
 Impairment charge on portfolio            0         85,661             0      305,595
                                   ---------      ---------      --------     --------
  Operating expenses                  89,700        498,042       333,291      931,613
                                   ---------      ---------      --------     --------
  Operating loss                     (89,700)      (498,042)     (333,291)    (931,613)
Other income (expense):
 Interest expense                    (10,176)       (17,746)      (25,394)     (64,971)
                                   ---------      ----------     ---------   ----------
Net (loss) from operations          ( 99,876)      (515,788)     (358,685)    (996,584)
                                   ---------      ----------    ----------    ---------

Net (Loss)                       $  ( 99,876)  $   (515,788)  $  (358,685)  $ (996,584)
                                    =========      =========    ==========    =========
Basic and diluted (loss)
   per share                     $    (0.004)  $     (0.05)   $    (0.01)   $   (0.18)
                                   ==========      =========    ==========    =========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted          23,989,912      9,722,645    23,989,912    5,480,322
                                  ==========      ==========   ===========   ==========
Dividends per share of common stock    none          none          none         none
                                  ==========      ==========   ===========   ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           ISA INTERNATIONALE INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                  Nine Months Ended     Nine Months Ended
                                                   June 30, 2007          June 30, 2006
                                                  ------------------  ------------------
Cash flows from operating activities:
 (Loss) from continuing operations                 $     (358,685)         $ (996,584)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation                                                 825                  91
  Amortization of incorporation costs,                         59                  59
  Reduction of debt receivable purchase price
    due to gross collections received                     123,011             230,591
  Impairment charge on debt receivable purchase
    price carrying charge                                       0             305,595
  Charge-off costs incurred for unsuccessful acquisition        0             105,114
  Consulting expenses incurred as non-cash charge               0             259,085
  Interest charge for indemnification agreement            15,707                   0
 Changes in operating assets and liabilities:
  Trade account receivables                                 2,350              (1,274)
  Note receivable for incurred acquisition                 10,000             (17,600)
  Accounts payable and accrued expenses                    42,011               9,486
  Accrued interest payable, related party                   9,687              49,004
  Accrued expenses, related party                               0              55,000
                                                       -----------           ----------
  Cash provided by (used in) operating activities        (155,035)             (1,433)
                                                       -----------           ----------
Cash flows from investing activities:
  Purchase of equipment                                         0              (5,500)
                                                       -----------          ----------
Cash provided by investing activities                           0              (5,500)
                                                       -----------          ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                       146,171               3,068
                                                       -----------          ----------
Cash provided by financing activities                     146,171               3,068
                                                       -----------          ----------
  Increase (decrease) in cash and cash equivalents        ( 8,864)             (3,865)
Cash at beginning of period                                25,561              18,963
                                                       -----------          ----------
Cash and cash equivalents at end of period              $  16,697           $  15,098
                                                       ===========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital for
   Indemnification Agreement                               15,707              15,707
 Payment of convertible and secured loans and accrued
   interest thereon with common stock to related party.         0             854,970
 Payment of accrued consulting payable to President of
    Company with common stock.                                  0             370,000
 Stock issued to creditors and directors for services           0             272,620
                                                        ----------         -----------
Total non-cash transactions                             $  15,707          $1,513,297
                                                        ==========         ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

These condensed consolidated financial statements included the parent Company, ISA Internationale, Inc. (ISAI), its wholly owned subsidiary, ISA Financial Services, Inc. (ISAF) (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation (ISAA). As a result of a distressed consumer debt asset purchase agreement commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

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

The Company believes the remaining portfolio debt receivables of $250,017 will be recovered by the Company from future net collections to be received in the next 48 months commencing from June 30, 2007 and forward.

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

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. There was no revenue recognized on debt receivables for the nine months ended June 30, 2007.

The Company has not had additional portfolio debt impairment write downs for the current nine month period ended June 30, 2007. Last year's operating expenses for the nine month period ended June 30, 2006 included an impairment write down charge against the asset value of the debt receivables in the amount of $305,595.

Changes in debt receivables for the quarter ended June 30, 2007 were as follows:
  Balance at beginning of period, March 31, 2007            $ 277,894
  Acquisition of debt receivables                                   0
  Cash collections applied to principal                       (27,877)
  Impairment write down to carrying cost                            0
                                                       --------------
  Balance at the end of the period, June 30, 2007           $ 250,017
                                                       ==============

  Estimated Remaining Collections ("ERC")(Unaudited)      * $ 401,307
                                                       ==============
Estimated Remaining Collections refers to the sum of all future projected cash collections from acquired portfolios less estimated direct costs of collection including fees charged by third party collection firms by the Company. ERC is not a balance sheet item, however, it is provided for informational purposes. Under SOP 03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at June 30, 2007 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $370,988. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at June 30, 2007.

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

1.d) Revenue Recognition

There were no operating revenues for the nine month period through June 30, 2007. Revenue will be recognized based on AICPA Statement of Position SOP 03-3 and PB-6, as amended. When expected cash flows results in an increase in the internal rate of return (IRR) the effect of the cash flow increase is recognized as increased revenue prorated over the remaining life of the affected pool of receivables. Conversely, when the expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an impairment write-off to receivables, decreasing the inventory value of the affected pool so the pool will amortize over its expected life using the original IRR. A pool can become fully amortized with no balance on the Balance Sheet while still generating cash collections that are recognized as revenue.

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

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended June 30, 2007.

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

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,835,225 at June 30, 2007. The net loss for the nine month period ended June 30, 2007 was $358,685. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $146,988. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $401,907.

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

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of June 30, 2007 there are no shares of Preferred Stock issued and outstanding.

(4.b) Common Stock

As of June 30, 2007, 23,989,912 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended June 30, 2007.

(4.c) Stock Options

There were no options issued during the quarter ended June 30, 2007.

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

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $146,988, (2) One account payable-disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at June 30, 2007:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               146,988              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (370,988)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    June 30, 2007:                               $       0      $       0
                                                 =========      =========

The Company believes that beyond the $370,988 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of June 30, 2007, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $146,988. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.d in these notes to financial statements as this amount has been offset by a contra-indemnification receivable. The principal and interest due on these debenture notes continue to remain unpaid.

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


(5.b) Convertible or Secured Notes Payable - Related Party

During the nine months ended June 30, 2007, additional monies in the amount of $76,219 were loaned to the Company by an entity owned by two of the Company's stockholders. As of June 30, 2007, the loans total $186,985 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended June 30, 2007 amounted to $4,941.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $14,500 in the three months ended June 30, 2007 and salary expenses in the amount of $10,500.

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

Overview

The Company (ISAI), through its two former wholly owned subsidiaries Minnesota corporations, ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance, Inc.) and International Strategic Assets, Inc., was engaged in two businesses: (1) the development of a multimedia home shopping network generating direct retail sales of varied products from TV viewers and internet shoppers, and (2) direct sales via outbound telemarketing of precious metals consisting mainly of gold and silver coins and bars.

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

On May 11, 2005, the Company, through its wholly owned subsidiary, ISA Acquisition Corporation, purchased an original face value of $36,097,726 in portfolio debt receivables and commenced operations in the troubled debt collection business. Upon a detailed examination of the individual debts and accounts purchased, the Company determined that it should receive replacement debt receivables from the Seller companies due to substitutions and replacement debt considered to be non-collectible, as determined by the Company prior to September 30, 2005. Accordingly, the Company was given and did receive additional consumer debt receivables considered to be replacement debt in the additional face value amount of $7,635,274 bringing the total consumer debt receivable purchase to $43,733,000 in face value debt receivables as of September 30, 2005.

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

At June 30, 2007, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $250,017. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount as stated will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the nine months ended June 30, 2007 and 2006.

Sales and Gross Profit

No net revenue was recorded for the nine months ended June 30, 2007 for collection of debt receivables using the cost recovery method of revenue recognition. The Company has engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Gross collection receipts from the debt portfolios in the amount of $123,011 were collected in the nine months ended June 30, 2007. For the nine month period ended June 30, 2006 gross collection receipts were $198,061. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from the debt receivables collected will not be anywhere close to the amount of cash flows estimated to be required to sustain Company operations in the future. Therefore, additional efforts are being expended to bring to the Company additional debt portfolio receivables for the operational source of future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $289,349 for the nine months ended June 30, 2007 compared to $541,336 for nine months ended June 30 2006. The remaining expenses in 2007 and 2006 were principally for audit, legal, other recurring consulting, office, wages and salaries. Legal costs for the nine month period represented $83,649 or 29% of the total general and administrative costs due to high legal fees associated with our defense in a legal proceeding (see Part II, Item 1 - Legal Proceedings). Last fiscal year Legal Costs amounted to $18,848 for the nine months ended June 30, 2006.

For the nine months ended June 30, 2007, the Company incurred $43,943 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the nine months ended June 30, 2006 were $84,682.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in 2007 or 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had Total Assets of $284,716 consisting of $16,697 in cash, $5,885 in Trade Receivables, $4,308 in Office Equipment net of depreciation, $250,017 in Purchased Receivables - net, $7,600 in Notes receivables, and $209 for organization costs net of amortization. It had $270,277 in Current Liabilities consisting of $73,554 in accounts payable and accrued expenses, $9,686 in Accrued interest payable - related party, and $186,985 in collateralized notes payable-related party.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's financial statements for the year ended September 30, 2006, should be read, including explanatory paragraphs, concerning the Company's ability to continue as a going concern.

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

There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business ventures and if successful in finding sufficient capital, it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, attempt to develop a successful business in the debt collection business and endeavor to find suitable candidates for merger or acquisition.

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of June 30, 2007 of $8,835,225. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

The Company's principal shareholder, Doubletree Capital Partners, Inc. (DCP), it's owners, and a related company beneficially owns approximately 89.22% of the Company's outstanding common stock at June 30, 2007 compared to 95.06% on June 30, 2006. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company incurred losses since its inception and, as a result, has an accumulated deficit of $8,835,225 at June 30, 2007. The net loss for the nine month period ended June 30, 2007 was $358,686. The Company currently owes $186,985 in Loans Payable to a related third party investment company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $146,988 in accrued interest as of June 30, 2007 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. These debenture liabilities have been offset by an indemnification agreement designed to cover these liabilities and offset them on the Balance Sheet. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the nine months ending June 30, 2007, the Company was not sued in any new legal matters. On July 18, 2006, The Company was served a summons and complaint in the commencement of an adversary proceeding in the U.S. Bankruptcy Court Case(s) of Harrison Asset Management, Inc., Cash Asset Management, Inc. and Money Asset Management, Inc. in the Central District of California, San Fernando Valley Division. The U.S. Bankruptcy Court Trustee, on behalf of the debtor collection companies, filed the summons and complaint against the Company seeking avoidance and recovery of fraudulent transfers; civil conspiracy for fraudulent transfer; avoidance of unperfected sale; determination of the validity, priority and extent of lien (as filed by the Company); turnover (of debt receivables purchased) and objection to the claims filed by the Company, ISA Internationale, Inc., subsequent in January 2006.

On June 26, 2007 the Company reported by filing Form 8-K an agreement with the bankruptcy court to settle the complaint filed against them in the above mentioned case. Terms of agreement include the following:

1. Defendants will pay to the bankruptcy trustee an initial settlement sum of $75,000 within 16 days of court approval of the settlement agreement.

2. ISAI will retain the portfolio accounts ("Accounts") purchased by and delivered to it including any of the Accounts recovered by third parties, and shall continue collecting on those Accounts at its own costs, with 40% of all future cash collections, net after third party collection costs to be paid on a quarterly basis to the Trustee until the case is closed, but no later than June 30, 2008. After June 30, 2008, ISAI shall retain the Accounts for its own benefit.

3. Trustee will return all of the bankruptcy estates' right, title and interest in the ISAI shares held in their possession and in escrow under the original asset purchase agreement with the companies in bankruptcy.

4. Trustee and ISAI will share 50%/50% in the net recovery (after application of attorney fees and costs) by settlement or enforcement of judgment if any lawsuits or claims are commenced or pursued by the Trustee against Third Party Defendants.

5. ISAI will reasonably cooperate with the prosecution of any claims against Third Party defendants.

6. ISAI will continue to prosecute its Third Party Complaint, and the Trustee and ISAI shall share 50%/50% in the net recovery (after application of attorneys' fees and costs) from settlements or enforcements of judgments against those parties.

7. If the Trustee does not elect to pursue claims against the Third Party Defendants within 120 days after the execution of this agreement, Then ISAI may elect to pursue those claims upon written notification to the Trustee of such election, unless an earlier date is agreed upon by the parties. In such event, the Trustee without further need for court order, shall assign the pursuant to Sections 108(a) of the Bankruptcy Code) in any claims against the Third Party Defendants to ISAI, and ISAI shall share with the bankruptcy estate, 50%/50%, all net proceeds after fees and costs of collection. ISAI shall have the ability to settle or dismiss the claims in its sole discretion.

8 ISAI and the Trustee and Debtors each waive any and all claims against each other, and any claims against the Debtors now existing are deemed withdrawn.

9. Within 5 business days after receipt of the initial sum, The Trustee and the Defendants shall lodge a stipulation dismissing the Second Amended Complaint against ISAI.



The Company has denied all relevant allegations against itself but felt it was in its own best interest to settle the claim rather than sustain the expense of protracted litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2007.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2007, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $146,988 as of June 30, 2007 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
       EX-32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 per Sarbanes-Oxley Act. (

(b) Form 8-K reports filed during quarter:
       Form 8-K filed on June 26, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer,
      Chief Financial Officer

      Date: August 20, 2007