Form 10KSB
period 2007-09-30
ISA INTERNATIONALE INC
filed 2008-01-14
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                 FORM 10-KSB

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal year ended September 30, 2007.

                  Commission File Number:      001-16423
                  Old Commission File Number:  000-27373
                  --------------------------------------

                          ISA INTERNATIONALE INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 41-1925647
(State of Incorporation)             (I.R.S. Employer Identification No.)

     2564 Rice Street, St. Paul, MN                    55113
(Mailing address of principal executive offices)     (Zip Code)

               Issuer's telephone number (651) 483-3114
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None.


Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value          OTC Bulletin Board
    (Title of each class)       (Name of each exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
  Yes [ ] No [X]

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

$1,413,716 as of January 14, 2008, based upon the average bid price of $.36 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

The number of shares outstanding of the issuer's common stock as of January 11, 2008 were 23,999,612 shares, par value $0.0001.

There are 275,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001 as of January 10, 2008. The preferred stock is convertible into common shares at the rate of
2.32 common shares for each preferred share for a total of 785,714 common shares or a common price of $.35 per share. The preferred `shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred share bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)     Yes [ }  No [X]

Transitional Small Business Disclosure Format:  Yes [ ] No [X]


DOCUMENTS INCORPORATED BY REFERENCE:

  NONE

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1.1 Corporate History, Organization and Recapitalization           4-5
Item 1.2 Industry Overview and Trends                                   5-7
Item 1.3 Personnel                                                        7
Item 1.4 Important Risk Factors                                        7-13
Item 2.  Description of Property                                         13
Item 3.  Legal Proceedings                                            14-16
Item 4.  Submission of Matters to a Vote of Security Holders             16


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        17
Item 5.A Market, Holders and Dividends                                   17
Item 5.B Sales History of Unregistered Securities                     18-21
Item 6.  Management's Discussion and Analysis or plan of operation    22-27
Item 7.  Financial Statements and Supplementary Data                     28
           Table of Contents                                             28
           Report of Independent Registered Public Accounting Firm       29
           Consolidated Financial Statements                          30-33
           Notes to Consolidated Financial Statements                 34-44

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      45
Item 8.A. Controls and Procedures                                        45
Item 8.B. Other Information                                              45
                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          46-47
Item 10. Executive and Director Compensation                             48
Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                49
Item 12. Certain Relationships and Related Transactions                  50
Item 13. Exhibits                                                        50
Item 14. Principal Accountant Fees and Services                          51
         Signatures                                                      52
         Certification pursuant to section 302                           53
         Certification pursuant to 18 U.S.C. 1350 906                    54
         Index to Exhibits, Form 10-KSB                                  55

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

The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies in California. The receivables purchased represented a portion of distressed debt the companies owned and previously purchased as distressed consumer debt receivables. The Company outsources its collections to one or more carefully selected collection agencies and actively monitors collection and servicing strategies accordingly. For the year ended September 30, 2007, The Company recorded no collection revenue due to the Company's adoption of the "cost recovery" method of recognizing debt collection income.

Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistic discerned to facilitate the development of reliable collection conclusions as to the amount of income that can ultimately result from these debt portfolios. The Company is obligated, in accordance with industry standards and AICPA pronouncements regarding income recognition for troubled asset purchases to adopt the "cost recovery" method of income collection. Accordingly, the Company will recognize income from the collection of its portfolios only after it has collected the full purchase price of $1,094,900 less $378,287 of impairment write-downs, for the portfolios purchased during the period from May 18, 2005 to September 30, 2006. At September 30, 2007, the remaining carrying cost of the Company's portfolios was $221,576 compared to 373,028 at September 30, 2006.

The Company believes the earliest year revenues could be recognized would be by the fiscal years 2009 or 2010, based upon the application of industry recognized standards for receiving cash collections on its purchased debt portfolios. For the year ended September 30, 2007, the Company received cash collections in the gross amount of $151,452. Collections of $265,241 for the year ended September 30, 2006 and $78,343 respectively for the year ended September 30, 2005 have been received since the portfolios were purchased on May 18, 2005. These were applied to reduce the initial gross portfolio inventory cost of $1,094,900. There have also been impairment write-downs to the carrying value of the portfolio inventory totaling $378,287 thereby reducing the carrying cost to the Company to $221,576 as of September 30, 2007.

1.2  Industry Overview and Trends

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is a rapidly expanding industry driven by:

  -  levels of consumer debt;

  -  defaults of the underlying receivables; and

  - utilization of third-party agency collectors providers to collect such receivables.

  - increasing use of computer technology to improve productivity in the collection process.

As a result of the difficulty experienced by the originating lending institutions in collecting these past due receivables and the desire to focus on their core businesses and to generate accelerated cash revenue from these receivables, originating institutions are increasingly electing to sell these portfolios through a network of brokers in the debt collection industry.

1.2.a  Credit Industry Trends

According to the U.S. Federal Reserve Board, the total outstanding consumer credit balance has increased 103% in the last 10 years from $1.222 trillion at August 1997 to $2.478 trillion at August 2007. Finance Companies receivables have increased from $838.4 billion in July 1997 to $2,044.8 billion in July 2007 or 244%. According to the Nilson Report, a credit card industry newsletter, goods and services purchased by all credit cards issued in the U.S.A. reached $1.950 trillion in 2006. They also predict the consumer credit market will increase to $2.8 trillion by 2010.. Recent statistics from the FDIC showed a net charge-off rate for consumer loans for Credit Card Lenders at 4.18% for the second quarter of 2007 compared to a rate of 3.56% for the Second Quarter of 2006 indicating a decline in credit quality in the last year.

As a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios. ISAT believes there is more opportunity to expand its business as the debt collection industry matures and grows but sees challenges ahead as a result of changing global economic factors.

The consumer credit industry is becoming more complex and technology oriented every year with new products being offered to consumers, lending institutions, and the debt collection industry. Debit card transactions have now surpassed credit card transactions with a 54% share in 2006. Bank cards may offer the cardholder the option of choosing either a debit or credit type of transaction. Because of security concerns on the internet, alternative payment methods such as PayPal, Amazon, and Moneta offer consumers the option to make purchases without using credit cards. Walk-in bill payments have become more prevalent, growing at a rate of 2% to 3% a year, with companies such as CheckFreePay, Western Union, and Moneygram offering consumers convenient ways to pay bills and cash checks.

The current subprime and adjustable rate mortgage industry crisis will have a significant impact on the consumer receivables industry as consumers who find their payments on their adjustable rate mortgages skyrocketing will also have difficulty keeping up with payments due on their credit card debt. This combined with declining house values means fewer options are available for the consumer to pay credit card debt by refinancing through home equity loans or second mortgages. Our Company feels this may be an opportunity to purchase more credit card debt at favorable rates as more consumers increase their credit card spending and maintain higher balances.

1.2.b  Strategy

The Company's current strategy is to acquire additional portfolios and outsource the collections. The Company also intends to develop its own collection staff and related call centers as the quantity and amount of purchased portfolios increases. For these additional purchases, the Company will need to secure suitable financing to allow for these purchases of portfolios. As of the date of this report, the Company has not implemented any new financing proposals; however, the Company will continue developing strategies to acquire new financing.

1.2.c  Competition in the industry

The business of collecting distressed consumer receivables is highly competitive and we expect competition from new and existing companies will increase. The Company will be competing with other purchasers of consumer receivables, including third-party collection companies and other financial services companies. Many of our competitors are larger, more established and have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital sources and markets.

1.3. Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. On the date of this report December 29, 2007, the Company has one additional administrative full time employee who is an attorney working on staff and one accountant retained as an independent consultant. Additional staff persons are used part-time.

1.4. IMPORTANT RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

New Business Ventures

On August 18, 2004, the Company entered into a contract to purchase the debt collection business assets of three California companies. The Company believed that it would be purchasing in excess of $5,000,000 in various assets such as cash, marketable securities, office furniture and fixtures and consumer debt receivables having a charged-off face value in excess of $200,000,000. The transaction was not completed in accordance with either the original negotiated contract terms or the subsequent negotiated revised terms. However, the Company did complete a purchase of a portion of these collection consumer debt receivables in May for a price of $1,094,900 in restricted common shares of the Company. The Company issued 1,250,000 in restricted common shares to the California collection companies in order to complete the purchase of the assets. This purchase of consumer receivables allowed the Company to become operational in the financial services industry, more specifically in the consumer debt collection business and intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is currently creating its operational and marketing strategy to further develop this business venture.

The Company's prospects for its new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in the financial services industry.

Major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter. The failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop within the financial services industry. There can be no assurance ISAI can find and attract new capital for this new business venture and other new business ventures and if successful in finding sufficient capital, it can successfully grow and manage the business or new business venture into a profitable and successful operation.

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

  - increases in operating expenses associated with the growth of our operations or legal expenses;

  -  and general and economic market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 23,999,612 shares of common stock issued and outstanding as of the date of this Form 10-KSB report. In addition, options to purchase approximately 6,000,000 shares of our common stock were outstanding as of September 30, 2007. All of these options were vested and the exercise prices of such options were substantially lower than the current market price of our common stock.

If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

History of Losses and Anticipated Further Losses

ISAI has generated no revenues to date and has an accumulated deficit as of September 30, 2007 of $8,479,167. Further, the Company expects to continue to incur losses until it establishes a means of generating revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debts incurred by ISAI. The financial company is owned by two individuals, one of which is ISAI's current President, CEO and Chairman of the Board of Directors.

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. Additional financing from DCP is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.
There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2007 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 89.2% of ISAI's outstanding common stock as of September 30, 2007 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. The Company's stock symbol is ISAT. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

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

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAI, at the location of his own accounting business, rents office space to the Company for a monthly charge of $700.




Item 3.  LEGAL PROCEEDINGS

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

The Company believes that the Trustee's summons and complaint positions are without merit and will vigorously defend its actions in the debt receivable purchase and seek recovery of all damages incurred, expenses advanced and related losses thereto since August 19, 2004, the date the relationship with the debtor companies commenced through and including the date of May 18, 2005, the date of the debt receivable purchases by the Company and further through the date of suit commencement and termination. See settlement agreement below.

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

On June 20, 2007, ISA Internationale Inc. (ISAI), its wholly owned subsidiary ISA Financial Services, Inc. (ISAF), and Bernard L. Brodkorb entered into an agreement with Amy L. Goldman, Chapter 7 Trustee of the bankruptcy estates of Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., to settle an adversary complaint filed against them on or about July 14, 2006. The Company has denied all relevant allegations against itself but felt it was in its own best interest to agree to settle rather than sustain the expense of protracted litigation.

The settlement agreement includes the following condensed terms:
 (The complete contract agreement is attached as exhibit 99-1.)

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

3. Trustee will return all of the bankruptcy estates' right, title and interest in the ISAI shares held in escrow under the original asset purchase agreement with the companies in bankruptcy.

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

7. If the Trustee does not elect to pursue claims against the Third Party Defendants within 120 days after the execution of this agreement, Then ISAI may elect to pursue those claims upon written notification to the Trustee of such election, unless an earlier date is agreed upon by the parties. In such event, the Trustee without further need for court order, shall assign the estate's right, title and interest (including the Trustee's tolling rights pursuant to Sections 108(a) of the Bankruptcy Code) in any claims against the Third Party Defendants to ISAI, and ISAI shall share with the bankruptcy estate, 50%/50%, all net proceeds after fees and costs of collection. ISAI shall have the ability to settle or dismiss the claims in its sole discretion.

8 ISAI and the Trustee and Debtors each waive any and all claims against each other, and any claims against the Debtors now existing are deemed withdrawn.

9. Within 5 business days after receipt of the initial sum, The Trustee and the Defendants shall lodge a stipulation dismissing the Second Amended Complaint against ISAI.

Dismissal of Lawsuit against ISAI as a third party defendant.

On August 15, 2007, the United States Bankruptcy Court, Central District of California, San Fernando Valley Division approved a Settlement Agreement ("Agreement") and Mutual Releases in its entirety made by and among Amy L. Goldman, Chapter 7 Trustee of the jointly administered bankruptcy estates of Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., on the one hand, and ISA Internationale Inc. ("ISAI"), its wholly owned subsidiary ISA Financial Services, Inc. ("ISAF"), and Bernard L. Brodkorb (collectively, the "Defendants"),on the other hand. The Agreement settles an adversary complaint filed against the Defendants on or about July 14, 2006. A court order granting trustee's motion to approve the compromise of controversy with ISAI, ISAF, and Bernard Brodkorb was issued. The Trustee is authorized to compromise with ISAI, ISAF and Bernard Brodkorb pursuant to the terms of the Agreement. This was announced in the Form 8-K filing of the Company on August 21, 2007.

The Settlement Agreement was previously announced and included all of the terms of the agreement in the Form 8-K filing of the Company on June 26, 2007. None of the terms of the Agreement changed. The Company paid to the Trustee the initial sum of $75,000 on September 26, 2007 as required by the Agreement. Then the Bankruptcy Court returned to ISAT the 1,250,000 shares of ISAI common stock it had held as Trustee of the Estate.

Presently the Company is a party to litigation involving the former principal owner of the California collection companies named Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., to recover losses sustained by the Company in its execution of an agreement to purchase assets of those companies. The Company is actively pursuing this case in cooperation with the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

Other than the above cases, the Company is not a party to any other pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2007, there were no submissions of any matters to a vote of the Company's security holders.

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

YEAR    QUARTER                          HIGH BID LOW BID
2004    First Quarter                     $2.80   $0.52
2004    Second Quarter                    $0.55   $0.52
2004    Third Quarter                     $1.01   $0.55
2004    Fourth Quarter                    $1.25   $0.55
2005    First Quarter                     $1.10   $0.35
2005    Second Quarter                    $1.25   $0.35
2005    Third Quarter                     $0.90   $0.55
2005    Fourth Quarter                    $1.01   $0.70
2006    First Quarter                     $0.61   $0.61
2006    Second Quarter                    $1.00   $0.61
2006    Third Quarter                     $1.00   $0.61
2006    Fourth Quarter                    $1.15   $0.61
2007    First Quarter                     $0.85   $0.65
2007    Second Quarter                    $0.84   $0.35
2007    Third Quarter                     $0.51   $0.35
2007    Fourth Quarter                    $0.51   $0.35

For the period ending September 30, 2007, there were approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock. The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. The declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends if the Company becomes profitable.

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

B.8 In July 2004, the Company approved an Indemnification Agreement between the Company and Doubletree Liquidation Corporation (DLC),a related party, wherein the Company issued to DLC 1,200,000 unregistered shares of common stock for the express purpose of receiving as consideration from DLC, a guarantee from DLC that this issue of common shares will completely and finally settle the Company's liability to two debenture holders, including their respective accrued interest that is currently due, and or may be due on an estimated basis, upon completion of negotiations between the Company and these creditors whenever it occurs and also included the attempt to resolve the settlement of any and all liabilities that did arise from the operation of ShoptroplisTV.com during its final months of operations back in the years of 1999, 2000 and 2001. The payment of these shares finalized the Company's payment of these bills and related liabilities and allowed the Company to proceed with new acquisition efforts to bring shareholder value to the Company. These shares provide a buffer to protect the assets of any new acquisition candidate and preserve and protect the acquirees' assets and insure that their assets are not used to pay off old creditors and liabilities of ISAI or the Company. The Company chose to reorganize its finances mainly through frank, friendly negotiations with its creditors trading debt for equity in the Company.

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

B.21 On September 30, 2007, the Company issued 9,700 shares to Doubletree Capital Partners, Inc., a related party, for consulting services rendered.

B.22 On September 30, 2007 the Company issued 275,000 shares of Series A Cumulative Convertible Preferred Stock , par value $0.0001 to Doubletree Capital Partners, Inc., a related party.

As a result of the above issuances of common stock, the total outstanding common shares of the Company as of September 30, 2007 totals 23,999,612 common shares, $.0001 par value and 275,000 shares outstanding of Convertible Preferred Stock, $.0001 par value. No stock repurchase transactions have occurred during the reporting period. The preferred shares will convert into 785,714 common shares at the rate of 2.32 common shares for each preferred share outstanding or a common price of $.35 per share.

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

Although the Company believes that the assumptions and expectations reflected in these forward-looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward-looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

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

Results of Operations for the Twelve Months ended September 30, 2007.

Sales and Gross Profit

As a result of the discontinuance of its two business segments in prior years and no collection revenues being recognized from the collection efforts of the purchased portfolios, no sales or collection revenues were recorded for the twelve month period ended September 30, 2007, for the Company. The Company is using the "cost recovery" for collection revenue recognition and until such time as the entire cost of the purchased portfolios is recovered or written off, no income will be recognized as collection revenue.

Operating and Interest Expenses

General and administrative expenses were $450,824, for the twelve months ended September 30, 2007, a decrease of 27% from the prior year. The expenses for the fiscal year were principally for office occupancy, telephone charges, consulting costs ($137,884), President's consulting fees ($68,500) and salary ($31,500), accounting ($33,026), legal ($179,913) and bad debt ($95,809)
costs. Interest expenses decreased to $38,277 in the twelve months ended September 30, 2007 from $70,264 for the twelve months ended September 30, 2006 primarily the result of the decreased borrowings from the related and affiliated finance company (DCP) that has been the sole source of required working capital needs as well as the conversion of all loans and advances and related accrued interest from the related and affiliated finance company into common shares in June 2006.

No impairment charge against the carrying value of the collections portfolio inventory was recorded as an expense in the period ending September 30, 2007 compared to $378,287 in period ending September 30, 2006.

Interest charges continue to be recorded as interest expense due on previously non-converted and defaulted convertible debt obligations of the Company. These charges will continue until the Company is successful in converting this debt to equity shareholdings for two remaining debenture holders. The Company does not have the cash liquidity to redeem these notes.

The Company anticipates new operating expenses in future periods including third party collections cost's which have been approximately 35% of gross collections. Additionally the Company will have legal expenses and settlement expenses related to the bankruptcy court suit whereby ISAI will be required to pay the court trustee 40% of all future cash collections, net after third party collection costs until the case is closed but no later than June 30, 2008. This will reduce our profit margins on our existing portfolio for the next fiscal year. New portfolios purchased will not be affected by this surcharge.

Additionally, new current expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to proposed additional debt portfolio acquisitions and the Company efforts in developing new business operations in the debt collection business and related financial services industries.

Comments on Income and Expenses

A net loss of $2,627 was recorded for the fiscal year ended September 30, 2007 comprised of an operating loss of $540,127 and an extraordinary item gain of $537,500. This compares to an operating loss of $1,159,995 for the period ended September 30, 2006. The operating loss in 2007 decreased primarily due to five factors:
1. There were no deferred costs write-offs in 2007, whereas in 2006 the Company wrote off $95,809 in deferred costs related to an asset purchase agreement.
2. The Company reduced its use of outside consultants resulting in a $192,500 reduction in cost in 2007 compared to 2006.
3. No director fees were paid in 2007 which reduced costs $77,500 in stock based compensation.
4. $275,000 in loans to a related party were converted to Preferred Common Stock, thereby reducing interest costs by approximately $32,000, computed on an annual basis.
5. No portfolio debt impairment write-downs were recorded in the fiscal year ended September 30, 2007 whereas in 2006 there was a write-down of $378,287.
6. An extra-ordinary income gain of $537,500 was recorded due to the receipt and return of 1,250,000 shares ISAI common stock to the Company which were held by the Trustee of United States Bankruptcy Court, Central District of California, San Fernando Valley Division. The returned common shares are part of the terms of a settlement agreement between the Court and ISAI. This stock was previously issued as consideration for the revised asset purchase agreement with three California companies now in Chapter 7 bankruptcy. See our note under item 3 Legal Proceedings for more details and history of the transactions also reported under Form 8-K filings and prior 10-KSB filings of the registrant. ISAI had previously valued the 1,250,000 shares of its common stock when issued at approximately $.87 per share. The returned common shares are being valued at $.43 which represents the average of the bid prices during the quarter ended September 30, 2007. At September 30, 2007, these shares are being held as Treasury Stock until they are finally retired by the Company in the future. Subsequent to their retirement, it is the intention to resell an equal and equivalent quantity of common shares for future financing needs for the Company.
Factors increasing operating costs in the fiscal year ended September 30, 2007 were:
1. Legal fees increased by $60,188 or 135% higher than 2006 due to the bankruptcy court lawsuit.
2. A settlement fee of $75,000 was paid in 2007 to the bankruptcy court to settle the lawsuit in addition to the legal fees paid to counsel above.

There were also interest expenses incurred in the amount of $38,277 during the year ended September 30, 2007 related to defaulted convertible debentures still existing at September 30, 2007 and related-party convertible notes payable of the Company that were converted to common shares in June 2006.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2007 the Company raised $275,000 respectively from secured demand notes payable from a related investor. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. At September 30, 2007 these notes were redeemed by the Company issuing $275,000 in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company received net collections from its distressed debt portfolios of $151,452, net after related direct collection costs, for the fiscal year ended September 30, 2007. The Company believes net collections from the current debt portfolios will be substantially reduced in the next year. As a result, the Company will need to find additional sources of liquidity and capital resources in the near future to sustain its current level of operations. Further, the actions and related results of the U.S. Bankruptcy Court Trustee will have a direct major effect on all liquidity and capital resources of the Company in the year ended September 30, 2007 and the next fiscal year.

As of September 30, 2007, the Company had current assets of $18,709 consisting of $14,742 in cash and $3,967 in trade receivables due from its third party collector (net of the third party collection fee of approximately 35%). At the same time, the Company had $134,596 in current liabilities consisting of $77,480 in accounts payable and demand secured notes and interest payable of $57,116. Accordingly, the Company had a working capital deficit of $115,887 as of September 30, 2007.

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

The Company will be seeking new additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until the answers to new financing needs are solidified, the reorganization process is not completed and the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2007 and 2006 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2007. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

During the year ended September 30, 2007, the Company did not acquire any new distressed debt receivable portfolios. The Company collected $151,452 in gross collections during the year. After the collections fees were applied and related verification costs, the Company received, on a net basis, $100,425 from portfolio collections.

During the year ended September 30, 2006, the Company collected $265,245 in gross collections through that date. After the collections fees were applied and related verification costs, the Company received, on a net basis, $168,273 from portfolio collections.

The Company currently utilizes outside collection agencies for the collection of the distressed debt receivables and utilizes one law firm on a contingency basis.

Portfolio Data

The following table shows the Company's portfolio buying activity during the years ended September 30, 2007, 2006 and 2005 including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value as of September 30, 2007, 2006 and 2005.

                                         Year ended       Year ended     Year ended
                                          9/30/2007        9/30/2006      9/30/2005
                                         ----------        ---------      ---------
Purchase Price Actual Cost (1):                   0                     $1,094,900
Beginning of Year Carrying Value:           373,028      $1,016,557              0
Impairment Write downs (3)                        0        (378,287)             0
Collections Reduction to Portfolio Value   (151,452)       (265,242)       (78,343)
                                          ---------       ----------     ----------
End of Year Carrying Value:                 221,576         373,028      1,016,557
                                          =========       ==========     ==========

Gross Collections                           151,452         265,242         78,343
Direct Collection Costs                      51,027         (96,972)       (17,919)
Net Cash Collections (2)                    100,425         168,270         60,424

Estimated Future Collection Values (4):   $ 318,450       $ 606,180     $1,797,780

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

(4) Total estimated future collection values refers to managements estimate of the amount potentially remaining to be collected, including cash sales of portfolios.

Inflation

The Company's management believes inflation has not had a material impact on our results of operations for the year ended September 30, 2007.

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

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $200,000 in principal and $152,281 in related accrued interest expense as of September 30, 2007. No cash interest payments were ever made by the Company on the debentures. These debentures are classified as current liabilities. The Company converted $940,000 of principal and accrued interest in the amount of $165,644 into 15,794,917 (pre-split) common shares of the Company at the rate of $0.07 per share during the year ended December 31, 2001. The Company also converted during the year ended December 31, 2002, $386,640 in principal and $112,247 in related interest into 9,977,750 (pre-split) shares of common stock at the rate of $0.05 per share.

During the twelve months ended December 31, 2003, $65,000 in debentures payable plus additional accrued interest due on extended debentures payable of $50,000 in the amount of $21,633 were converted into common shares at a negotiated price of $0.70 per share. Accordingly, 41,358 (post-split) common shares were issued to these debenture holders. The Company and its financial partner are presently attempting to convert the remaining $200,000 in defaulted debenture notes to common shares.

Item 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries and Independent Auditor's Reports thereon are included herein:



                   TABLE OF CONTENTS                                Page

Report of Independent Registered Public Accounting Firm---------------29

Consolidated Balance Sheets as of September 30, 2007 and 2006---------30

Consolidated Statements of Operations for the twelve months ended
  September 30, 2007 and 2006-----------------------------------------31

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2007 and 2006 ----------------------------------32

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2007 and 2006 ----------------------------------------33

Notes to Consolidated Financial Statements-------------------------34-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
ISA Internationale Inc.
St. Paul, MN

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2007 and 2006 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


De Joya Griffith & Company, LLC
Henderson, NV
December 27, 2007

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                                       (Audited)          (Audited)
                                                    Sept 30, 2007      Sept 30, 2006
ASSETS                                              -------------------------------

Current assets:
  Cash and cash equivalents                         $     14,742         $   25,561
  Trade receivables                                        3,967              8,235
                                                     ------------       -----------
Total Current assets                                      18,709             33,796

Office equipment, at cost less depreciation                4,033              5,133

Other assets:
  Finance contract receivables, net of collections       221,576            373,028
  Note receivable                                          7,600             17,600
  Other assets                                               189                268
                                                      ------------       -----------
 Total Assets                                         $  252,107            429,825
                                                     ===========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable - trade and taxes                   $  77,480             31,543
  Convertible notes payable - related party               39,839             40,814
  Accrued interest payable - related party                17,277                  0
                                                    ------------        -----------
Total Current Liabilities                                134,596             72,357
                                                     -------------      ------------

Stockholders' Equity:
 Preferred convertible stock, par value $.0001;
  30,000,000 shares authorized,
  275,000 shares issued and outstanding at September
  30, 2007 and none at September 30, 2006                     27                  0

 Common stock, par value $.0001; 300,000,000
  shares authorized; 3,999,612 shares issued and
  outstanding at September 30, 2007 and 23,989,912
  at September 30, 2006                                    2,400              2,399

 Additional paid-in capital                            9,131,751          8,831,608
 Treasury Stock                                         (537,500)                 0
 Accumulated deficit                                  (8,479,167)        (8,476,539)
                                                    -------------        ------------
 Total Stockholders' Equity                              117,511            357,468
                                                    -------------       ------------
 Total Liabilities and Stockholders' Equity             $252,107         $  429,825
                                                      =============      ============
The accompanying notes are an integral part of these consolidated financial statements.

<caption>                         ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                TWELVE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                        (Audited)                (Audited)
                                                   Twelve Months Ended     Twelve Months Ended
                                                    September 30, 2007      September 30, 2006
                                                     -------------------     -------------------
Operating revenues
 Portfolio collections                                  $          0               $        0

Operating expenses:
 Portfolio collection Costs                                   51,027                   96,972
 General & administrative                                    450,824                  614,472
 Impairment charge on portfolio carrying cost                      0                  378,287
                                                        ------------              -----------
     Operating expenses                                      501,851                1,089,731
                                                         ------------              -----------
     Operating loss                                         (501,851)              (1,089,731)
Other income (expense):
 Interest expense                                            (38,276)                 (70,264)
                                                         ------------              -----------
Net loss - operations                                       (540,127)              (1,159,995)

Net Gain from Extraordinary item-(1)                         537,500                        0

Net loss                                                      (2,627)            $ (1,159,995)
                                                         ============              ===========

Basic and diluted (loss) per share                      $      (0.00)                   (0.12)
                                                        ============              ===========
Weighted Average common shares outstanding:
 (restated for reverse stock split)
 Basic & Assuming Diluted                                 23,924,392                9,373,146
                                                        ============              ===========

The accompanying notes are an integral part of these consolidated financial statements.
(1) Income from stock recovery from a lawsuit settlement.

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                             Convertible Preferred Stock     Common Stock    Treasury    Additional
                                                   Par                 Par    Stock       Paid-in   Accumulated
                                      Shares      Value    Shares     Value   Value       Capital      Deficit    Total
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005           5,000,000   $500    3,948,000   $394             $7,314,523  ($7,316,544)  $(1,127)

Issuance of common stock
   for services                                             382,560     39                195,081                195,120

Indemnification agreement additional
 interest for two debenture holders                                                        21,000                 21,000

Issuance of common stock to related
 party for debt conversions
 of $854,970                                              1,709,418    171                 854,799               854,970

Issuance of common stock to President
 for debt conversions of $370,000                           740,000     74                 369,926               370,000

Issuance of common stock to Directors
 for services                                               155,000     15                  77,485                77,500

Issuance of common stock in exchange
 of preferred stock, as per November
 2000 agreement                    (5,000,000) (500)     17,054,934  1,706                 (1,206)                    0

Net (loss) for period                                                                              (1,159,995)(1,159,995)
                                 -----------------------------------------------------------------------------------------
Balance, September 30, 2006                 0    $0      23,989,912  2,399             $8,831,608  (8,476,539)  $357,468

Receive lawsuit settlement shares                                           (537,500)                           (537,500)

Issuance of common stock to relate
 party for services                                          9,700      1                   4,170                  4,171

Indemnification agreement additional
 interest for debenture holders                                                            21,000                 21,000

Issuance of Preferred stock in exchange
 for secured debt to a related party  275,000  27                                         274,972                275,000

Net (loss) for period                                                                                   (2,627)   (2,627)

Balance, September 30, 2007           275,000  27        23,999,612  2,400  (537,000)  $9,131,751  ($8,479,167) $117,511
                                 ==========================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Twelve Months Ended September 30, 2007 and 2006
                                                  (AUDITED)             (AUDITED)
                                             Twelve Months Ended   Twelve Months Ended
                                              September 30, 2007    September 30, 2006
                                               ------------------    -----------------
Cash flows from operations:
Net loss                                            $    (2,627)         (1,159,995)
Less: Gain from extraordinary item                     (537,500)                  0
                                                    -----------           ----------
Net loss - operations                                  (540,127)         (1,159,995)
Adjustments to reconcile net loss from operations
  to cash flow used in operating activities:
  Depreciation and amortization                           1,179                 446
  Consulting expense charge, a non cash charge                              275,689
  Interest on contributed capital                        21,000              21,000
  Issuance of common stock for services                   4,171
  Reduction of debt receivable purchase price
   on gross collections received                        151,452             265,241
  Impairment charge on debt receivable purchase
   price carrying cost                                                      378,287
  Charge off of costs incurred for unsuccessful
   acquisitions                                                              95,809
  Trade account receivables                               4,268               7,531
  Note receivable for incurred acquisition costs         10,000             (17,600)
  Common stock payable - services                             0             (17,400)
  Accounts payable & accrued expenses                    45,937              18,012
  Accrued expenses - related party                                           55,000
  Convertible notes, related party                         (975)                  0
  Accrued interest payable, related party                17,276              49,264
                                                     ----------          ----------
  Cash provided by (used in) operations                (285,819)            (28,716)
                                                     ----------          ----------
Cash flow from investing activities:
  Purchase of office equipment                                0              (5,500)
                                                     ----------          ----------
  Cash provided by (used in) investing activities             0              (5,500)
                                                     ----------          ----------
Cash flows from financing activities
  Proceeds from issuance of convertible
   and secured debt to related party                          0              40,814
    Proceeds from Convertible Preferred Stock           275,000                   0
                                                     ----------          ----------
  Cash provided by (used in) financing activities       275,000              40,814
                                                     ----------          ----------
Net Increase (decrease) in cash and cash equivalents    (10,819)              6,598
Cash and cash equivalents, beginning of period           25,561              18,963
                                                     ----------          ----------
Cash and cash equivalents, end of period                 14,742              25,561
                                                     ==========          ==========
Non-cash investing in financing transactions:
  Issuance of common stock for services by
   directors and consultants                                  0             272,620
  Payment of convertible and secured loans and
   accrued interest thereon with common stock
   to related party                                           0             854,970
  Issuance of preferred stock in exchange of secured
   debt with related party                              275,000                   0
  Payment of accrued consulting payable to President
   with common stock                                          0             370,000
  Additional paid in capital for indemnification
   agreement                                             21,000              21,000
                                                      ----------         ----------
Total non-cash transactions                         $   296,000           1,518,590
                                                     ==========          ==========
The accompanying notes are an integral part of these consolidated financial statements.  </table>



ISA INTERNATIONALE INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED SEPTEMBER 30, 2007

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

During the fiscal year ended September 30, 2006, the Company recorded an impairment write-down of its debt portfolio carrying cost in the amount of $378,287. The Company determined large portions of the purchased debt receivables are virtually uncollectible beyond what was originally forecasted. The Company further discovered portions of the purchased accounts had been previously sold by the "seller" collection companies prior to the Company's purchase of the debt receivables in May 2005. Legal recovery action is being sought for these losses.

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

At September 30, 2007, the "seller" collection companies are in chapter 7 bankruptcy proceedings and no recoveries for incurred expenses or costs to date are provided for in these financial statements.

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold.

Changes in debt receivables for the year ended September 30, 2007 were as follows:
                                                           Year Ended
                                                      September 30, 2007
                                                        ----------------
  Balance at beginning of period October 1, 2006       $         373,028
  Acquisition of debt receivables                                      0
  Gross collections applied to principal                        (151,452)
  Impairment write down                                                0
                                                       -----------------
  Balance at the end of the period                     $         221,576
                                                       =================

  Estimated Remaining Collections ("ERC")(unaudited) * $         318,450
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the year ended September 30, 2007.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company recorded impairment write downs of $378,287 in 2006 and no amortized costs are in excess of fair market value. Therefore, no further impairment for the finance receivables is needed at September 30, 2007.

1.b) Stock split

On January 12, 2004, the Company's Board of Directors approved a reverse stock split of 1 to 140, effective on common shares outstanding as of January 22, 2004. The accompanying financial statements and notes reflect all shares and per share amounts on a post-split basis.

1.c) Presentation

The Consolidated Balance Sheet at September 30, 2007 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $376,281. Reference should be made to note 4.e. in these notes to consolidated financial statements for additional information as to consolidated financial statement presentation at September 30, 2007.

1.d) USE OF ESTIMATES

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation, and used in 2004 to value the 6,000,000 shares stock option for DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for stock issuances by the Company's Board of Directors through September 30, 2007.

1.e) REVENUE RECOGNITION

There were no operating revenues in 2007. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.f) ADVERTISING COSTS

No advertising expenses were incurred in 2007.

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2007 and 2006, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b. potentially issuable.

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

1.i) STOCK-BASED COMPENSATION

Shares of the Company's common stock were issued for consulting services and settlement expenses. The common stock share issuances for the settlement expenses were computed using a common stock price of $0.43 per share. These stock issuances were valued based upon the fair value of the consideration of debt relief or services rendered to the Company. See Note 1.d) above for discussion of the use of estimates in share valuation. The common stock shares issued for consulting services were issued utilizing a negotiated common stock price of $0.43 per share.

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

1.k) NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -an amendment to FASB Statement No. 140." The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting,
2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.


(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past two years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $8,479,167 at September 30, 2007. The net loss for the twelve month period ended September 30, 2007 was $2,627. The Company had convertible debenture debt in default in the amount of $ 200,000, plus related accrued interest payable of $152,281. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                               2007             2006
                                           ---------        ---------
 Computed "expected" tax benefit               34.0%           34.0%
 State income tax, net of federal benefit       3.8%            3.8%
 Change in valuation allowance                (37.8%)         (37.8%)
                                           ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2007 and September 30, 2006 is presented below:

                                             2007             2006
                                          ---------        ---------
Deferred tax assets:
Net operating loss carry forward           $2,547,216     $2,546,515
Start up costs                                    -                -
Other                                             -                -
                                          ---------        ---------
Total gross deferred tax assets            $2,547,216      2,546,515
Valuation allowance                        (2,547,216)    (2,546,515)
                                          -----------     -----------
Net deferred tax assets                  $       --         $     --
                                         ============     ===========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2007.

For the period ended September 30, 2007, the Company reported a net operating tax loss carry-forwards of approximately $6,738,668. The federal net operating loss carry-forwards begin to expire in the year 2011.

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

In September 2007, the Company issued 275,000 12% Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock is convertible into common shares at the rate of 2.32 common shares for each preferred share for a total of 785,714 common shares or a common price of $.35 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

(4.b) COMMON STOCK

As of September 30, 2007, 23,999,612 shares of common stock, par value $0.0001, were issued and outstanding.

During 2007, the following common shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company:

To whom issued:               Common shares issued:               Value:

Doubletree Capital Partners          9,700                       $ 4,171

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

The Company values its stock options awards under SFAS 123(R). The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate assumed over the expected life of the option.

As of September 30, 2007, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004

                                                       Weighted Average
                                                    Number of     Exercise
Stock Options                                        Shares        Price
-----------------------------------------          ---------      ---------

Outstanding & exercisable at September 30, 2006    6,000,000         $ .60
                                                   =========      =========
Granted                                                    0             0
Exercised                                                  0             0
Expired or cancelled                                       0             0
                                                   ---------      ---------
Outstanding & exercisable at September 30, 2007    6,000,000         $ .60
                                                   =========      =========

(4.e) INDEMNIFICATION AGREEMENT - RELATED PARTY

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the next four years from June 30, 2004. The Company has deemed the value of the transaction on that date to be $329,714 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000, now also defaulted as to payment at September 30, 2007. Both of these notes are included on the books of the Company along with related accrued interest payable in the amount of $152,281 (2) One account payable - disposed business in the amount of $24,000 is also covered by this indemnification agreement.

The following is summary of the presentation of the liabilities in the Balance Sheet at September 30, 2007:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               152,281              0
  Account payable-disposed business                 24,000              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (376,281)             0
                                                 ---------      ---------
  Net Balances per Balance Sheet, at
    September 30, 2007:                          $       0      $       0
                                                 =========      =========

The Company believes that beyond the $376,281 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of September 30, 2007, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $152,281. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

As of the date of this report, the currently due $50,000 convertible debenture principal and related interest has not yet been paid. The $150,000 previous defaulted debenture notes and related interest both remain unpaid.

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

During the fiscal year ended September 30, 2007, the financial company provided the funds necessary to maintain operations by loaning an additional $274,025 to the Company. On September 30, 2007, current liabilities including accrued interest due the financial company were converted to 12% Cumulative Convertible Series A Preferred Stock valued at $275,000. At September 30, 2007, the Company owed to the related financial company an additional $57,116 in accrued loans for cash advances and related interest payable.

(6.) OTHER RELATED PARTY TRANSACTIONS

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $68,500 in the year ended September 30, 2007 and salary expenses in the amount of $31,500.

On September 30, 2007 the Company issued 9,700 shares of Common Stock to Doubletree Capital Partners, Inc. for services rendered.

See Notes 4.a and 4.b for additional information regarding related party transactions for the year ended September 30, 2007.

(7.) EXTRAORDINARY GAIN AND SUBSEQUENT EVENTS

An extra-ordinary income gain of $537,500 was recorded due to the return of 1,250,000 shares ISAI common stock to the Company held by the Trustee of United States Bankruptcy Court, Central District of California, San Fernando Valley Division as part of the terms of a settlement agreement between the Court and ISAI. This stock was previously issued as consideration for the revised asset purchase agreement with three California companies now in Chapter 7 bankruptcy. ISAI valued the 1,250,000 shares of its common stock returned at $0.43 per share. This value approximates the market value on the date of return on September 30, 2007 determined by the average of the bid prices of the Company's stock during the quarter ended September 30, 2007 and in accordance with SFAS 157. In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company previously adopted the use of SFAS 157 in the year ended September 30, 2004. At September 30, 2007, these shares are being held as Treasury Stock until they are finally retired by the Company in the future. Subsequent to their retirement, it is the intention to resell an equal and equivalent quantity of common shares for future financing needs for the Company.

On June 20, 2007, ISA Internationale Inc. (ISAI), its wholly owned subsidiary ISA Financial Services, Inc. (ISAF), and Bernard L. Brodkorb entered into an agreement with Amy L. Goldman, Chapter 7 Trustee of the bankruptcy estates of Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., to settle an adversary complaint filed against them on or about July 14, 2006. The Company has denied all relevant allegations against itself but felt it was in its own best interest to agree to settle rather than sustain the expense of protracted litigation.

The settlement agreement includes the following condensed terms:

1. Defendants will pay to the bankruptcy trustee an initial settlement sum of $75,000 within 16 days of court approval of the settlement agreement. This was done by September 30, 2007.

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

3. Trustee will return all of the bankruptcy estates' right, title and interest in the ISAI shares held in escrow under the original asset purchase agreement with the companies in bankruptcy. This provision was completed by the trustee with the return of the 1,250,000 shares on September 30, 2007.

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

7. If the Trustee does not elect to pursue claims against the Third Party Defendants within 120 days after the execution of this agreement, Then ISAI may elect to pursue those claims upon written notification to the Trustee of such election, unless an earlier date is agreed upon by the parties. In such event, the Trustee without further need for court order, shall assign the estate's right, title and interest (including the Trustee's tolling rights pursuant to Sections 108(a) of the Bankruptcy Code) in any claims against the Third Party Defendants to ISAI, and ISAI shall share with the bankruptcy estate, 50%/50%, all net proceeds after fees and costs of collection. ISAI shall have the ability to settle or dismiss the claims in its sole discretion. Trustee elected not to pursue these claims and subsequent to September 30, 2007, assigned these claims to ISAI. The Company has commenced litigation against the Third Party defendants as of the date of this report. No provision has been made in the financial statements for any possible recovery of monetary damage claims.

8 ISAI and the Trustee and Debtors each waive any and all claims against each other, and any claims against the Debtors now existing are deemed withdrawn.

9. Within 5 business days after receipt of the initial sum, The Trustee and the Defendants shall lodge a stipulation dismissing the Second Amended Complaint against ISAI. This was completed subsequent to September 30, 2007.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8.a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to rule 13a-15 under the Securities Exchange act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligation under the Exchange Act. There were no significant changes in the Registrant's disclosure Controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls. The Company has implemented accounting and administrative procedures documentation and controls recommended by outside consultants.

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

None

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2007, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2005, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
           Chief Financial Officer and Director
           Chairman of the Board of Directors [1]     66  January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000.

Donald G. Kampmann      Outside Director              53  January 2001

James S. Dixon          Outside Director              59  January 2001


Directors:

BERNARD L. BRODKORB (October 1997 to July 2000 and January 2001 to present) was the Treasurer, Chief Financial Officer and a director of the Company since it's inception in October 1997. Mr. Brodkorb resigned as Treasurer, Chief Financial Officer and Director on July 2000. He was elected to the board of directors in January 2001, elected by the board of directors as interim President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Kampmann is currently working with JPMChase Bank in their mortgage division as a Senior Loan Officer. He also is an independent commercial mortgage consultant assisting in equity financing for small businesses and has extensive executive experience in the mortgage and financial services industries.

JAMES S. DIXON (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Dixon is an allotted board member by Doubletree Capital Partners, Inc. Mr. Dixon has been the Vice President and Secretary of West America Securities, Inc. of Scottsdale, Arizona for over six years.

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

In 2006 and 2007, Bernard Brodkorb, Charles Newman, James Dixon, Donald Kampmann, Doubletree Capital Partners, Inc., and Doubletree Liquidation Corporation filed Annual Statements of Changes in Beneficial Ownership on Form 5.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as well as all Board of Director's members.

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2007 and 2006, cash and non cash compensation was paid to executive officers or directors.

The following table sets forth information on the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                                SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                                           AWARDS               PAYOUTS
                                        OTHER     RESTRICTED    SECURITIES
NAME AND                                ANNUAL       STOCK       UNDERLYING    LTIP     ALL OTHER
PRINCIPAL  FISCAL                      COMPENSA      AWARD        OPTIONS     PAYOUTS    COMPENSA
POSITION   YEAR    SALARY ($) BONUS ($)  TION ($)      ($)          SARS ($)     ($)      TION($)
-------------------------------------------------------------------------------------------------
Bernard L.  2007   $31,500(1)   -0-     68,500       -0-          -0-       -0-      -0-
Brodkorb
Bernard L.  2006   $28,000(1)   -0-     77,000       -0-          -0-       -0-      -0-
President, CEO
-------------------------------------------------------------------------------------------------
Directors   2005        -0-     -0-         -0-      -0-          -0-       -0-      -0-
Directors   2006        -0-     -0-    $77,500       -0-          -0-       -0-      -0-

-------------------------------------------------------------------------------------------------

(1) Compensation for Bernard L. Brodkorb was recorded on the books of the Company as compensation for consulting ($68,500) and salary ($31,500) for the year 2007 and was paid either in cash or as an increase in loans payable to a related party.

Director Compensation

In 2006, Directors received 155,000 shares of common stock as compensation for their services as directors for the period from January 1, 2004 through June 30, 2006. These shares were voted and approved by the Board of Directors in December 2006 and were valued at $.50 per common share to be issued.

No additional Director compensation has been authorized for services for the period from October 1, 2006 through September 30, 2007, and through the date of this 10-KSB report filing.

Stock Options Granted for Compensation

In July 2004 the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2007, the stock options were still outstanding and none of the options had been exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2007, certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group.

11-A. Security Ownership of Certain Beneficial Owners

11-B. Security Ownership of Management
                                      Shares of Common Stock   Percent of
Name and Address of Beneficial Owner  Beneficially Owned      Outstanding
-------------------------------------------------------------------------
Doubletree Capital Partners, Inc. (1)    26,858,338               90.94%
A Minnesota corporation
12201 Champlin Drive
Champlin, MN 55318

Bernard L. Brodkorb (2)(3)               28,041,025               94.94%
2560 Rice St.
St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000; includes warrants to purchase 6,000,000 shares exercisable at $.60 per share to Doubletree Capital Partners, Inc (DCP). Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation (DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. Also includes 275,000 shares of Convertible Preferred Stock which at a conversion value of $0.35 would equal 785,714 shares of common stock.

(2) Includes a 50% beneficial interest in warrants to purchase 6,000,000 shares exercisable at $0.60 per share issued to Doubletree Capital Partners, Inc.; includes 50% beneficial interest in DCP.; includes 50% beneficial interest in DLC; includes 8,929 common shares owned since 1998; 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP, and a 50% beneficial interest in 275,000 shares of Convertible Preferred Stock which at a conversion value of $0.35 would equal 785,714 shares of common stock.

                                        Shares of Common Stock    Percent of
Name and Address of Beneficial Owner     Beneficially Owned      Outstanding

Bernard L. Brodkorb, Jr. (3)(7)              14,611,956             49.47%
St. Paul, MN

Donald G. Kampmann (4)                          227,715              0.949%
Henderson, NV

James S. Dixon (5)                               85,715              0.357%
Scottsdale, AZ.
                                             ----------             -------
Directors and executive officers as a group  14,925,386             50.776%

 (3) Includes 50% beneficial interest in options to purchase shares exercisable at $.60 per share.
 (4) Includes 35,715 common shares issued in 2004 and 192,000 issued in 2006.
 (5) Includes 35,715 common shares issued in 2004 and 50,000 issued in 2006.
 (6) Includes 50% beneficial interest in 9,700 common shares issued in 2007.
 (7) Includes 50% beneficial interest in 275,000 shares of Convertible Preferred Stock issued in 2007

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2007 the Company issued 9,700 shares to a related party, Doubletree Capital Partners, Inc., in payment of $4,171 for services rendered.

On September 30, 2007 the Company issued 275,000 shares of 12% Cumulative Convertible Series A Preferred Stock to Doubletree Capital Partners, Inc. at $1.00 per share in settlement of current loan liabilities and accrued interest valued at $275,000.

The total issued and outstanding common shares are 23,999,612 as of September 30, 2007. Issued and outstanding Preferred shares total 275,000 at September 30, 2007.

Item 13. EXHIBITS

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 57.

(b)  REPORTS ON FORM 8-K SUMMARY
On June 26, 2007 the Company filed Form 8-K stating the Company had entered into an agreement with the Chapter 7 Trustee of the bankruptcy estates of Harrison Asset Management, Inc. Money Asset Management, Inc., and Cash Asset Management, Inc. to settle an adversary complaint filed against them on or about July 14, 2006. The complete agreement is referenced as exhibit 99-1.

On August 21, 2007 the Company filed Form 8-K announcing that on August 15, 2007, the United States Bankruptcy Court, Central District of California, San Fernando Valley Division approved a Settlement Agreement ("Agreement") and Mutual Releases in its entirety made by and among Amy L. Goldman, Chapter 7 Trustee of the jointly administered bankruptcy estates of Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., on the one hand, and ISA Internationale Inc. ("ISAI"), its wholly owned subsidiary ISA Financial Services, Inc. ("ISAF"), and Bernard L. Brodkorb (collectively, the "Defendants"),on the other hand. The Agreement settles an adversary complaint filed against the Defendants on or about July 14, 2006. A court order granting trustee's motion to approve the compromise of controversy with ISAI, ISAF, and Bernard Brodkorb was issued. The Trustee is authorized to compromise with ISAI, ISAF and Bernard Brodkorb pursuant to the terms of the Agreement.

The approved Settlement Agreement included all of the terms of the agreement announced in the Form 8-K filing of the Company on June 26, 2007. None of the terms of the Agreement changed. The Company will be paying to the Trustee the initial sum of $75,000 as one of the conditions of the settlement. The Company received the stock back it used to purchase portfolio assets of HAMI, MAMI, and CAMI and will keep the portfolio inventory purchased and be allowed to continue collecting the debt receivables.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's:
2007 - $45,000; 2006 - $50,944

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0 in 2007 and 2006.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 and $0 in 2007 and 2006.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 and $0 in 2007 and 2006.

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

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.


ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                     January 14, 2008
President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    January 14, 2008

By: Donald G. Kampmann        Director

______________________________________
/s/ James S. Dixon                                        January 14, 2008

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

 /s/ Bernard L. Brodkorb
President, CEO, CFO, and Chairman of the Board        Date: January 14, 2008

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

       /s/ Bernard L. Brodkorb
       By: Bernard L. Brodkorb
       President, Chief Executive Officer, and Chief Financial Officer

Date: January 14, 2008

ISA INTERNATIONALE INC.
FORM 10-KSB
INDEX TO EXHIBITS

Exhibit 99-1 Settlement Agreement and Mutual release.

All of the following below are included in our Form 10-SB Registration Statement (File No. 0-027373) and are incorporated by reference.

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

30
31
32
57