Form 10QSB
period 2007-12-31
ISA INTERNATIONALE INC
filed 2008-02-15
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2007

                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                 41-1925647
(State of incorporation)            (I.R.S. Employer Identification No.)

                 2564 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 484-9850

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
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

On February 15, 2008 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 400,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of
           December 31, 2007 (unaudited)                                 3
        Condensed Consolidated Statements of Operations for the
           three months ended December 31, 2007 (unaudited) and 2006
           (unaudited)                                                   4
        Condensed Consolidated Statements of Cash Flows for the
           three months ended December 31, 2007 (unaudited) and
           2006 (unaudited)                                              5
        Notes to Condensed Consolidated Financial Statements          6-12

Item 2. Management's Discussion and Analysis or Plan of Operation    13-19
Item 3. Controls and Procedures                                         20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3. Defaults Upon Senior Securities                                 21

Item 4. Submission of Matters to a Vote of Security Holders             21

Item 5. Other Information                                               21

Item 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              22

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                           (Unaudited)
                                                        December 31, 2007
                    ASSETS                              -----------------
Assets:
   Cash and cash equivalents                               $    9,929
   Trade receivables                                            4,035
                                                         ------------
Total Current Assets:                                          13,964

Office Equipment, at cost net of accumulated depreciation       3,758

Other assets:
   Finance contract receivables - net of collections          201,702
   Notes receivable - non current portion                       7,600
   Organization costs - net of accumulated amortization           169
                                                          ------------
Total Assets                                                $ 227,193
                                                          ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         106,575
   Convertible notes payable - related party                      525
   Preferred Stock Dividend payable related party               8,318
                                                          ------------
Total Current Liabilities                                     115,418

Long-Term Liabilities:                                             --
                                                          ------------
Total Liabilities                                             115,418
                                                          ------------
Stockholders' Equity:
   Preferred convertible stock, par value $.0001                   40
     30,000,000 shares authorized, 400,000 shares
     issued and outstanding at Dec. 31, 2007
   Common stock, $.0001 par value,
     300,000,000 shares authorized;
     23,999,612 issued and outstanding at Dec. 31, 2007         2,400

   Additional paid-in capital                               9,262,031

   Accumulated deficit                                     (8,615,196)
                                                          ------------
  Total Stockholders' Equity before Treasury Stock            649,275
    Less: Treasury Stock                                     (537,500)
                                                          ------------
  Total Stockholders' Equity                                  111,775
                                                          ------------
Total Liabilities and Stockholders' Equity                  $ 227,193
                                                          ============
The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                          Three Months Ended    Three Months Ended
                                           December 31, 2007     December 31, 2006
                                      -    ------------------    -----------------

Operating revenue:
 Portfolio collections                        $        --           $      --

Operating expenses:
 Portfolio collection costs                          7,234             18,460
 General & administrative                          112,721            117,939
                                                ----------          -----------
  Subtotal Operating expenses                      119,955            136,399
                                                ----------          -----------
  Operating loss                                  (119,955)          (136,399)

Other income (expense):
 Interest expense                                   (7,757)            (6,926)
                                                ----------          -----------
Net (loss) - operations                           (127,712)          (143,325)
                                                ----------          -----------

Net (Loss)                                        (127,712)          (143,325)
                                                ==========          ===========
Basic and diluted (loss) per share              $   (0.005)       $    (0.006)
                                                ==========          ===========
Total net gain (loss) per share                 $   (0.005)       $    (0.006)
                                                ==========          ===========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted                        23,999,612         23,989,912
                                                ==========          ===========
Dividends per share of common stock                none                 none
Dividends per share of preferred stock          $     .30               none
                                               ==========          ===========
The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Three Months Ended   Three Months Ended
                                                 December 31, 2007    December 31, 2006
                                                  ------------------  ------------------
Cash flows from operating activities:
 Net (Loss)                                        $     (127,712)       $   (143,325)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation and amortization, a non cash charge             295                 285
  Reduction of debt receivable purchase price
    due to gross collections received                      19,874              51,969
  Interest expense for indemnification agreement,
     a non-cash charge                                      5,293               5,293
 Changes in operating assets and liabilities:
  Trade account receivables                                   (68)                119
  Accounts payable, accrued expenses and
      Common Stock issued for services                     29,096              41,039
  Accrued interest payable - related party                (17,277)              1,632
                                                       -----------           ----------
  Cash provided by (used in) operating activities         (90,499)            (42,988)
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                        85,686              26,310
                                                       -----------           ----------
Cash provided by financing activities                      85,686              26,310
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents         (4,813)            (16,678)
Cash at beginning of period                                14,742              25,561
                                                       -----------           ----------
Cash and cash equivalents at end of period               $  9,929               8,883
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Stock issued to related party for capital
   contribution for Indemnification Agreement              5,293                5,293
 Payment of convertible and secured loans and accrued
   interest with preferred stock to related party        125,000                    0
                                                        ----------           ----------
Total non-cash transactions                            $ 130,293                5,293
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

These condensed consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation. The companies resumed operations in September 2005 as a result of a distressed consumer debt purchase that commenced on May 18, 2005, and currently operate as debt collection companies.

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

The Company believes that the remaining portfolio debt receivable carrying costs of $ 201,701 will be recovered by the Company from future gross collections to be received in the next 48 months commencing from January 1, 2008 and forward.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the debt receivable inventory balance. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to revenue.

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold.

Changes in debt receivables for the quarter ended December 31, 2007 were as follows:

                                                          Quarter Ended
                                                        December 31, 2007
                                                        ----------------
  Balance at beginning of period, September 30, 2007        $ 221,576
  Acquisition of debt receivables                                   0
  Cash collections applied to principal                       (19,874)
  Impairment write down to carrying cost                            0
                                                       -----------------
  Balance at the end of the period, December 30, 2007       $ 201,702
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)      * $ 310,000
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the three months ended December 31, 2007.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at December 31, 2007 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $357,574. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2007.

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

1.d) Revenue Recognition

There were no operating revenues through December 31, 2007. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

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

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended December 31, 2007. An additional 125,000 shares of Convertible Preferred Stock were issued to reduce the loans payable and accrued interest to the related party financing company.

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

 2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and only recently entered into new operations in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,615,196 at December 31, 2007. The net loss for the three month period ended December 31, 2007 from operating activities was $127,712. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $157,574. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is entering into the debt collection business within the financial services industry and remains in default on certain debenture obligations amounting to $357,574.

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

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of December 31, 2007 400,000 shares of Convertible Preferred Stock were issued and outstanding. An additional 125,000 shares were issued on December 31, 2007.

(4.b) Common Stock

As of December 31, 2007, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended December 31, 2007.

(4.c) Stock Options

There were no options issued during the quarter ended December 31, 2007.

(4.d) Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the next four years from June 30, 2004. The Company has deemed the value of the transaction to be $357,574 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $157,574, (2) One account payable-disposed business in the amount of $24,000 also covered by this indemnification agreement was voided on December 31, 2007.

The following is summary of the presentation of the liabilities in the Balance Sheet at December 31, 2007:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               157,574              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (357,574)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    December 31, 2007:                           $       0      $       0
                                                 =========      =========

The Company believes that beyond the $357,574 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of December 31, 2006, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $157,574. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.d in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

(5.b) Convertible or Secured Notes Payable - Related Party

During the three months ended December 31, 2007, an additional net amount of $40,946 was loaned to the Company by an entity owned by two of the Company's stockholders. Accrued interest in the amount of $19,740 and an accrued consulting expense for the President of $25,000 was added to the loan account. At December 31, 2007, the loan account was reduced $125,000 by the issuance of 125,000 shares of Convertible Preferred stock valued at $1.00 per share. As of December 31, 2007, the loans amount totaled $525 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended December 31, 2007 amounted to $2,464.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 in the three months ended December 31, 2007.

NOTE 7) SUBSEQUENT EVENTS
There are no additional reportable events subsequent to December 31, 2007 to the date of this report, February 13, 2008.

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

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization.

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

At December 31, 2007, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $201,702. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the three months ended December 31, 2007 and 2006.

Sales and Gross Profit

No net revenue was recorded for the three months ended December 31, 2007 and 2006 for collection of debt receivables using the cost recovery method of revenue recognition. The Company engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $19,874 were collected in the three months ended December, 2007. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from the debt receivables collected will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $112,721 for the three months ended December, 2007 compared to $117,939 for three months ended December 31 2006. The remaining expenses in 2007 and 2006 were principally for audit, other recurring consulting, office and salaries and new operating costs necessary to sustain operations for the debt collection business.

For the three months ended December, 2007, the Company incurred $7,234 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the three months ended December 31, 2006 were $18,460. Collection costs declined in proportion to collection revenue as our portfolio value decreased.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in 2007 or 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company had Total Assets of $227,193 consisting of $9,929 in cash, $4,035 in Trade Receivables, $3,758 in Office Equipment less depreciation, $201,702 in Purchased Receivables - net, $7,600 in Notes receivables and $169 in other assets for organization costs. It had $115,418in Current Liabilities consisting of $106,575 in accounts payable and accrued expenses, $8,318 in Preferred Stock dividend payable - related party, and $525 in convertible notes payable-related party.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the year ended September 30, 2007 , should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of December 31, 2007 of $8,615,196. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance that the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2007, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc. (DCP), beneficially owns approximately 89.23% of the Company's outstanding common stock at December 31, 2007 compared to 89.22% on December 31, 2006. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,615,196 at December 31, 2007. The net loss for the three month period ended December 31, 2007 was $127,712. The Company currently owes $525 in Loans Payable to a related third party investment company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $157,574 in accrued interest as of December 31, 2007 No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

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

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ending December 31, 2007, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2007.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2007, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $157,574 as of December 31, 2007 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification per Sarbanes-Oxley Act (Section 302)
       EX-32.1   Certification per Sarbanes-Oxley Act (Section 906)
(b) Form 8-K reports filed during quarter:
        None

The total outstanding common shares of the Company as of December 31, 2007 after all issuances total 23,999,612.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: February 15, 2007