Form 10QSB
period 2008-03-31
ISA INTERNATIONALE INC
filed 2008-05-15
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2008

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

On May 14, 2008 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 455,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-QSB

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of
           March 31, 2008 (unaudited)                                    3
        Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2008 (unaudited) and the three and
           six months ended March 31, 2007(unaudited)                    4
        Condensed Consolidated Statements of Cash Flows for the
           six months ended March 31, 2008 (unaudited) and
           six months ended March 31, 2007 (unaudited)                   5
        Notes to Condensed Consolidated Financial Statements          6-12

Item 2. Management's Discussion and Analysis or Plan of Operation    13-19
Item 3. Controls and Procedures                                         20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3. Defaults Upon Senior Securities                                 21

Item 4. Submission of Matters to a Vote of Security Holders             21

Item 5. Other Information                                               21

Item 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              22

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                           (Unaudited)
                                                        March 31, 2008
                    ASSETS                              ---------------
Assets:
   Cash and cash equivalents                               $    5,452
   Trade receivables                                            3,592
                                                         ------------
Total Current Assets:                                           9,044

Office Equipment, at cost net of accumulated depreciation       3,483

Other assets:
   Finance contract receivables - net of collections          181,987
   Notes receivable - non current portion                       7,600
   Organization costs - net of accumulated amortization           150
                                                          ------------
Total Assets                                                $ 202,264
                                                          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         122,342
   Accounts payable - related party                               300
   Convertible notes payable - related party                      947
   Preferred Stock Dividend payable related party              20,285
                                                          ------------
Total Current Liabilities                                     143,874

Long-Term Liabilities:                                             --
                                                          ------------
Total Liabilities                                             143,874
                                                          ------------
Stockholders' Equity:
   Preferred convertible stock, par value $.0001                   46
     30,000,000 shares authorized, 455,000 shares
     issued and outstanding at March 31, 2008
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612
     shares issued and outstanding at March 31, 2008            2,400

   Additional paid-in capital                               9,322,261

   Accumulated deficit                                     (8,728,817)
                                                          ------------
  Total Stockholders' Equity before Treasury Stock            595,890
    Less: Treasury Stock                                     (537,500)
                                                          ------------
  Total Stockholders' Equity                                   58,390
                                                          ------------
Total Liabilities and Stockholders' Equity                  $ 202,264
                                                          ============
The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                              Three Months     Three Months   Six Months    Six Months
                                Ended            Ended           Ended         Ended
                              March 31, 2008  March 31 2007   March 31 2008 March 31 2007
                            ---------------   -------------   ------------- ------------

Operating revenue:
 Portfolio collections           $         0     $        0      $      0      $     0

Operating expenses:
 Portfolio collection costs            7,149         15,329        14,384       33,789
 General & administrative             88,436         91,863       201,157      209,803
                                   ---------      ---------      --------     --------
  Operating expenses                  95,585        107,192       215,541      243,592
                                   ---------      ---------      --------     --------
  Operating loss                     (95,586)      (107,192)     (215,541)    (243,592)
Other income (expense):
 Interest expense                     (6,068)        (8,292)      (13,824)     (15,217)
                                   ---------      ----------     ---------   ----------
Net (loss) from operations          (101,653)      (115,484)     (229,365)    (258,809)
                                   ---------      ----------    ----------    ---------

Net (Loss)                          (101,653)      (115,484)     (229,365)    (258,809)
                                    =========      =========    ==========    =========

Dividend to Preferred Shareholders   (11,967)                     (20,285)

Net (Loss) attributable to
       Common Shareholders          (113,620)      (115,484)     (249,650)    (258,809)


Basic and diluted (loss)
   per share                          (0.004)        (0.005)       (0.010)       (0.01)
                                   ==========      =========    ==========    =========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted          23,999,612    23,989,912    23,999,612   23,989,912
                                  ==========      ==========   ===========   ==========
Dividends per share of common stock    none          none          none         none
                                  ==========      ==========   ===========   ==========
The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Six Months Ended     Six Months Ended
                                                 March 31, 2008       March 31, 2007
                                                  ------------------  ------------------
Cash flows from operating activities:
 Net (Loss)                                        $     (229,365)       $   (258,809)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation and amortization, a non cash charge             589                 589
  Reduction of debt receivable purchase price
    due to gross collections received                      39,589              95,135
  Interest expense for indemnification agreement,
     a non-cash charge                                     10,529              10,471
 Changes in operating assets and liabilities:
  Trade accounts receivable                                   375              (2,617)
  Note receivable for incurred acquisition cost                                10,000
  Due to related party                                    141,108                  -
  Accrued expenses - related party                            (68)                 -
  Accounts payable                                         45,230              16,053
  Accrued interest payable - related party                (17,277)              4,746
                                                       -----------           ----------
  Cash provided by (used in) operating activities          (9,290)           (124,431)
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                                           102,529
                                                       -----------           ----------
Cash provided by financing activities                          -              102,529
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents         (9,290)            (21,902)
Cash at beginning of period                                14,742              25,561
                                                       -----------           ----------
Cash and cash equivalents at end of period               $  5,452               3,659
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Stock issued to related party for capital
   contribution for Indemnification Agreement              10,529               10,471
Payment of convertible and secured loans and accrued
   interest with preferred stock to related party         180,000                    0
                                                        ----------           ----------
Total non-cash transactions                             $ 190,529               10,471
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

These condensed consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation. The companies resumed operations in September 2005 as a result of a distressed consumer debt purchase agreement commenced on May 18, 2005, and currently operate as debt collection companies.

The Company accounts for its debt receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the debt receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the debt receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the debt receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the debt receivables based on the actual cash flows received in relation to the expected cash flows. This method is commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the investment cost of $1,094,900 less write-offs has been recovered.

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

The Company believes the remaining portfolio debt receivable carrying costs of $ 181,987 will be recovered by the Company from future gross collections to be received in the next 48 months commencing from April 1, 2008 and forward. However, the Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging of the receivables and future write-offs may be incurred.

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

Changes in debt receivables for the quarter ended March 31, 2008 were as follows:

                                                        Quarter Ended
                                                        March 31, 2008
                                                        ----------------
  Balance at beginning of period, December 31, 2007          $ 201,702
  Acquisition of debt receivables                                   -
  Cash collections applied to principal                        (19,715)
  Impairment write down to carrying cost                            -
                                                       -----------------
  Balance at the end of the period, March 31, 2008           $ 181,987
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)       * $ 250,000
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the six months ended March 31, 2008.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at March 31, 2008, contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $362,809. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2008.

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

1.d) Revenue Recognition

There were no operating revenues through March 31, 2008. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years 2007 and 2006, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b and those that may have been issuable at the end dates of the financial statements included in this 10-QSB report.

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended March 31, 2008. An additional 55,000 shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable and accrued interest to the related party financing company.

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

 2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,728,817 at March 31, 2008. The net loss for the six month period ended March 31, 2008 from operating activities was $229,365. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $162,809. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company has been in reorganization and at the present time is continuing to establish itself in the debt collection business within the financial services industry. However, there can be no assurance these actions will be successful.

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

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of March 31, 2008, 455,000 shares of Convertible Preferred Stock were issued and outstanding. 125,000 shares were issued on December 31, 2007 and 55,000 shares were issued on March 31, 2008 for repayment of convertible/secured debt to a related party in the amount of $180,000 for the fiscal year. See note 5.b.

(4.b) Common Stock

As of December 31, 2007, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended March 31, 2008.

(4.c) Stock Options

There were no options issued during the quarter ended March 31, 2008.

(4.d) Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the four years from June 30, 2004. The Company has deemed the value of the transaction to be $362,809 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $162,809, (2) one account payable-disposed business in the amount of $24,000, also covered by this indemnification agreement was voided on December 31, 2007.

The following is summary of the presentation of the liabilities in the Balance Sheet at March 31, 2008:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               162,809              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (362,809)             0
                                                 ---------      ---------
  Balances per Balance Sheet, at
    March 31, 2008:                              $       0      $       0
                                                 =========      =========

The Company believes that beyond the $362,809 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of March 31, 2008, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $162,809. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.d in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

(5.b) Convertible or Secured Notes Payable - Related Party

During the three months ended March 31, 2008, an additional net amount of $49,077 was loaned to the Company by an entity owned by two of the Company's stockholders and an additional $25,000 in accrued consulting costs added to the account. At March 31, 2008, the loan account was reduced $55,000 by the issuance of 55,000 shares of Convertible Preferred stock valued at $1.00 per share. Further reductions include the allocation of administrative costs to a related entity and loan transfers. As of March 31, 2008, the loans amount totaled $947 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended March 31, 2008 amounted to $832.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 in the three months ended March 31, 2008. These Convertible notes have been exchanged for Preferred Stock.

NOTE 7) SUBSEQUENT EVENTS
There are no additional reportable events subsequent to March 31, 2008 to the date of this report, May 13, 2008.

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

The substituted debts, as revised, amount to a larger face value of debt purchased but have the same computed fair market value due to different categories of debts received as well as different ages of the debts. For the most part, the new and revised group of debts received in accordance with the original purchase agreement is now considered to be older in age and of slightly less individual value. The Company, through its third party collection agent, has evaluated this overall debt purchase for its current fair market value, future collectibility and net estimated net realizable value in comparison to the original purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 of the Company's restricted common shares of stock.

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

At March 31, 2008, the current carrying value of the Company's purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $181,987. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the three months ended December 31, 2007 and 2006.

Sales and Gross Profit

No net revenue was recorded for the six months ended March 31, 2008 and 2007 for collection of debt receivables using the cost recovery method of revenue recognition. The Company engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $39,589 were collected in the six months ended March 31, 2008. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $201,157 for the six months ended March 31, 2008 compared to $209,803 for six months ended March 31, 2007. The remaining expenses in 2008 and 2007 were principally for audit, other recurring consulting, office and salaries and new operating costs necessary to sustain operations for the debt collection business.

For the six months ended March 31, 2008, the Company incurred $14,384 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the six months ended March 31, 2007 were $33,789. Collection costs declined in proportion to collection revenue as our portfolio value decreased.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in fiscal years 2008 or 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had Total Assets of $202,264 consisting of $5,452 in cash, $3,592 in Trade Receivables, $3,483 in Office Equipment less depreciation, $181,987 in Purchased Receivables - net, $7,600 in Notes receivables, and $150 in other assets for organization costs. It had $143,874 in Current Liabilities consisting of $122,342 in accounts payable and accrued expenses, $20,285 in Preferred Stock dividend payable - related party, $947 in convertible notes payable-related party and $300 in Accounts Payable - Related Party.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's Form 10-KSB submission for the year ended September 30, 2007, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2008 due to a recessionary economy.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of March 31, 2008 of $8,728,817. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and need for significant additional capital, the Form 10-KSB reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2007, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

Reliance on Key Personnel

The Company's future success will be dependent upon the ability to attract and retain executive officers, board members, and certain other key persons. The inability to attract such individuals or the loss of services of one or more of such persons would have a material adverse effect on ISAI's ability to implement its current plans or continue its operations. There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business.

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc. (DCP), beneficially owns approximately 89.23% of the Company's outstanding common stock at March 31, 2008 compared to 89.23% on December 31, 2007. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,728,817 at March 31, 2008. The net loss for the Six month period ended March 31, 2008 was $229,365. The Company currently owes $947 in Loans Payable to a related third party investment company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $162,809 in accrued interest as of March 31, 2008. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

Item 3. CONTROLS AND PROCEDURES

Within the 45-day period prior to the filing of this report, an evaluation was carried out as to the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based on that evaluation, the President has concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing, and disclosing information required to be disclosed by the Company under the Exchange Act.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a non-accelerated filer with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ended September 30, 2007. During fiscal 2006 and 2007, management reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company anticipates it may need to engage a third party to assist it with the improvement of such internal controls over financial reporting. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. The Company believes the Company's risk of control failure is low due to financial expertise of it's President and the small size of operations. The Company will begin work with it's independent accountants to comply with the requirement of auditor attestation of our internal controls due with our fiscal year 2008 annual report.

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ending December 31, 2008, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2008, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $162,809 as of March 31, 2008 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification per Sarbanes-Oxley Act (Section 302)
       EX-32.1   Certification per Sarbanes-Oxley Act (Section 906)
(b) Form 8-K reports filed during quarter:
        None

The total outstanding common shares of the Company as of March 31, 2008 after all issuances total 23,999,612.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: May 14, 2008

22