Form 10QSB
period 2008-06-30
ISA INTERNATIONALE INC
filed 2008-08-19
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2008

                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
            (Name of small business registrant in its charter)

        Delaware                                 41-1925647
(State of incorporation)            (I.R.S. Employer Identification No.)

                 2564 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 484-9850

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [] Accelerated filer [] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On August 19, 2008 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 545,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder, require the issuance of an additional 1,867,857 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of June 30, 2008 (unaudited)
           and September 30, 2007(audited)                               3
        Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 (unaudited) and the three and
           nine months ended June 30, 2007(unaudited)                    4
        Condensed Consolidated Statements of Cash Flows for the
           nine months ended June 30, 2008 (unaudited) and
           nine months ended June 30, 2007 (unaudited)                   5
        Notes to Condensed Consolidated Financial Statements          6-12

Item 2. Management's Discussion and Analysis of Financial Condition and
        Result of Operations                                         13-19
Item 3. Controls and Procedures                                         20

               PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3. Defaults upon Senior Securities                                 21

Item 4. Submission of Matters to a Vote of Security Holders             21

Item 5. Other Information                                               21

Item 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              21

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)    (Audited)
                                                        	June 30, 	September 30,
   2008          2007
                    ASSETS                              --------------------------------
Assets:
   Cash and cash equivalents                               $   21,880      $   14,742
   Trade receivables                                            2,240           3,967
                                                         -------------- --------------
Total current assets:                                          24,120          18,709

Office equipment, at cost less depreciation thereon             3,208           4,033

Other assets:
   Finance contract receivables - net of collections          312,020         221,576
   Notes receivable - non current portion                       7,600           7,600
   Organization costs - net of accumulated amortization           130             189
                                                          ------------   ------------
Total Assets                                                $ 347,078      $  252,107
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         139,850          77,112
   Notes Payable -related party                              160,695              -
   Convertible notes payable - related party                       30          39,839
   Accrued interest payable related party                          --          17,277
   Accounts payable - related party                                --             368
                                                         ------------       ---------
Total current liabilities                                     300,575         134,596

                                                          ------------      ---------
Total Liabilities                                          $  300,575      $  134,596
                                                          ------------ 	------------
Stockholders' Equity:
   Preferred convertible stock, par value $.0001
     30,000,000 shares authorized, 545,000 shares
     issued and outstanding at June 30, 2008 ,275,000
     shares issued and outstanding at December 31,2007             55              27
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612
     shares issued and outstanding at June 30, 2008 and
       at June 30, 2007                                         2,400           2,400
   Additional paid-in capital                               9,417,488       9,131,751

   Accumulated deficit                                     (8,835,940)     (8,479,167)
                                                          ------------     -----------
  Total Stockholders' Equity before Treasury Stock            584,003         655,011
    Less: Treasury Stock                                     (537,500)       (537,500)
                                                          ------------      ----------
  Total stockholders' equity                                   46,503         117,511
                                                          ------------      ---------
Total Liabilities and Stockholders' Equity                  $ 347,078       $ 252,107
                                                          ============    ===========
The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                              Three Months     Three Months   Nine Months    Nine Months
                                Ended            Ended           Ended         Ended
                              June 30, 2008    June 30, 2007   June 30, 2008  June 30,2007
                            ---------------   -------------   ------------- ------------

Operating revenue:
 Portfolio collections           $        --     $       --      $     --      $     --

Operating expenses:
 Portfolio collection costs            4,142         10,154        18,526        43,942
 General & administrative             83,292         79,546       284,448       289,349
                                   ---------      ---------      --------     --------
  Operating expenses                  87,434         89,700       302,974       333,291
                                   ---------      ---------      --------     --------
  Operating loss                     (87,434)       (89,700)     (302,974)    (333,291)
Other income (expense):
 Interest expense                     (6,077)       (10,176)      (19,902)     (25,394)
                                   ---------      ----------     ---------   ----------
Net (loss) from operations           (93,511)       (99,876)     (322,876)    (358,685)
                                   ---------      ----------    ----------    ---------

Net (Loss)                           (93,511)       (99,876)     (322,876)    (358,685)
                                    =========      =========    ==========    =========


Net (Loss) attributable to
       Common Shareholders           (93,511)       (99,876)     (322,876)    (358,685)


Basic and diluted (loss)
   per share                          (0.004)        (0.004)       (0.013)      0.014)
                                   ==========      =========    ==========    =========

Weighted average common
Shares outstanding:
Basic & Assuming Diluted          23,999,612      23,989,912    23,999,612   23,989,912
                                  ==========      ==========   ===========   ==========
Dividends per share of common stock    none          none          none         none
                                  ==========      ==========   ===========   ==========
The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Nine Months Ended     Nine Months Ended
                                                 June 30, 2008         June 30, 2007
                                                  ------------------  ------------------
Cash flows from operating activities:
 Net (Loss)                                        $     (322,876)       $   (358,685)
  Adjustments to reconcile net (loss) from operations
    to cash flow used in operating activities:
  Deprecation and amortization, a non cash charge             884                 884
  Reduction of debt receivable purchase price
    due to gross collections received                      51,251             123,011
  Interest expense for indemnification agreement,
     a non-cash charge                                     15,764              15,707
 Changes in operating assets and liabilities:
  Trade accounts receivable                                 1,727               2,350
  Note receivable for incurred acquisition cost                --              10,000
  Accrued expenses - related party                           (368)                 --
  Accounts payable and Accrued Expenses                    62,739              42,011
  Accrued interest payable - related party                (17,277)              9,687
                                                       -----------           ----------
  Cash provided by (used in) operating activities        (208,156)           (155,035)
                                                       -----------           ----------

Cash flows from investing activities:
  Debt receivables purchased                             (141,696)                   --
                                                       -----------           ----------
Cash provided by investing activities                    (141,696)                   --
                                                       -----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt
   to related party                                       196,294               146,171
  Proceed from notes payable other                        160,696
                                                       -----------           ----------
Cash provided by financing activities                     356,990               146,171
                                                       -----------           ----------
  Increase (decrease) in cash and cash equivalents          7,138               (8,864)
Cash at beginning of period                                14,742                25,561
                                                       -----------           ----------
Cash and cash equivalents at end of period               $ 21,880                16,697
                                                       ===========           ==========
Non-cash investing in financing transactions:
 Stock issued to related party for capital
   contribution for Indemnification Agreement              15,764                15,707
Payment of secured loans and accrued
   interest with preferred stock to related party         236,103                   --
Payment of accrued dividends with preferred stock
    to related party                                       33,897                   --
                                                        ----------           ----------
Total non-cash transactions                             $ 285,764                15,707
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

The Company believes the remaining portfolio debt receivable carrying costs of $312,020 will be recovered by the Company from future gross collections to be received in the next 48 months commencing from July 1, 2008 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On June 30, 2008, the Company purchased $141,696 of distressed debt receivables included in the carrying costs at June 30, 2008.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the debt receivable inventory balance. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to revenue.

Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold.

Changes in debt receivables for the quarter ended June 30, 2008:

                                                        Quarter Ended
                                                        June 30, 2008
                                                        ----------------
  Balance at beginning of period, March 31, 2008             $ 181,987
  Acquisition of debt receivables                              141,696
  Cash collections applied to principal                        (11,663)
  Impairment write down to carrying cost                           --
                                                       -----------------
  Balance at the end of the period, June 30, 2008           $  312,020
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)      * $ 805,993
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the nine months ended June 30, 2008.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently no additional amortizable costs are below fair market value.

1.b) Presentation

The condensed consolidated balance sheet at June 30, 2008, contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $368,045. Reference should be made to note 4.d in these notes to financial statements for additional information as to consolidated financial statement presentation at June 30, 2008.

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

1.d) Revenue Recognition

There were no operating revenues through June 30, 2008. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) Loss per Share

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years 2008 and 2007, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive. The weighted average calculation includes the common stock payable transactions as enumerated in note 5b and those that may have been issuable at the end dates of the financial statements included in this 10-Q report.

1.f) Stock Based Compensation

No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended June 30, 2008. An additional 90,000 shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

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

 2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has had limited operations and in the debt collection business. The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,835,940 at June 30, 2008. The net loss for the nine month period ended June 30, 2008 from operating activities was $322,876. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $168,045. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4) STOCK ISSUANCE:

(4.a) Preferred Stock

As of June 30, 2008, 545,000 shares of Convertible Preferred Stock were issued and outstanding. On December 31, 2007, 125,000 shares were issued, 55,000 shares were issued on March 31, 2008, and 90,000 additional Preferred Shares were issued for repayment of convertible/secured debt to a related party in the amount of $270,000 for the fiscal year. See note 5.b.

(4.b) Common Stock

As of December 31, 2007, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended June 30, 2008. Upon conversion of the holder, the Company's financing company, 1,867,857 additional common shares would be issuable to the holder-related party.

(4.c) Stock Options

There were no options issued during the quarter ended June 30, 2008.

(4.d) Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the four years from June 30, 2004. The Company has deemed the value of the transaction to be $368,045 based upon the consideration given to the Company in the indemnification agreement.

During the four years of the agreement, DLC will endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as (1) one defaulted convertible debenture in the amount of $150,000 and one converted debenture loan payable (also now defaulted) in the amount of $50,000. Both of these notes are included on the books of the Company along with the related accrued interest payable in the amount of $168,045, (2) one account payable-disposed business in the amount of $24,000, also covered by this indemnification agreement was voided on December 31, 2007.

The following is summary of the presentation of the liabilities in the Balance Sheet at June 30, 2008:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $      --
  Defaulted accrued interest payable               168,045             --
  Convertible debenture payable                     50,000             --
  Less, contra-indemnification receivable         (368,045)            --
                                                 ---------      ---------
  Balances per Balance Sheet, at
    June 30, 2008:                               $      --      $      --
                                                 =========      =========

The Company believes that beyond the $368,045 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of June 30, 2008, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $168,045. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 4.d in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

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

(5.b) Convertible or Secured Notes Payable - Related Party

During the three months ended June 30, 2008, an additional net amount of $29,344 was loaned to the Company by an entity owned by two of the Company's stockholders and an additional $25,000 in accrued consulting costs added to the account. At June 30, 2008, the loan account was reduced $90,000 by the issuance of 90,000 shares of Convertible Preferred stock valued at $1.00 per share. Further reductions include the allocation of administrative costs to a related entity and loan transfers. As of June 30, 2008, the loans amount totaled $30 and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended June 30, 2008 amounted to $841.

(6.) RELATED PARTY TRANSACTIONS

Convertible Notes Payable - See note 5 b.

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 for the three months ended June 30, 2008. These liabilities have been exchanged for Preferred Stock.

On June 30, 2008, the Company issued a 12% short-term secured promissory note in the amount of $160,696. The Company's distressed debt receivable at June 30, 2008 in the amount of $312,020 are pledged as collateral to this loan.

NOTE 7) SUBSEQUENT EVENTS
On July 24, 2008, The Company made an additional distressed debt purchase in the amount of $230,864. This purchase was financed by the issuance of a 12% short-term secured promissory note in the amount of $240,864 due December 29, 2008 from a related party to the Company. The Company does intend to purchase additional distressed debt and obtain longer term financing for this second purchase and all new debt purchases.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

At June 30, 2008, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $312,020. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after required third party collection fees in the minimum amount of 35% of the gross collections received.

Results of Operations for the nine months ended June 30, 2008 and 2007.

Sales and Gross Profit

No net revenue was recorded for the nine months ended June 30, 2008 and 2007 for collection of debt receivables using the cost recovery method of revenue recognition. The Company engaged the services of third party collection companies to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $51,251 were collected in the nine months ended June 30, 2008. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues. There were no collections in the new purchase of $141,696 as of June 30, 2008.

Operating Expenses

Operating expenses included general and administrative expenses and interest expenses related to convertible debenture and convertible notes payable. General and administrative expenses were $284,448 for the nine months ended June 30, 2008 compared to $289,349 for nine months ended June 30, 2007. The remaining expenses in 2008 and 2007 were principally for audit, other recurring consulting, office and salaries and new operating costs necessary to sustain operations for the debt collection business.

For the nine months ended June 30, 2008, the Company incurred $18,526 in direct debt collection costs including third party agency collection costs. Debt collection costs incurred by the Company in the nine months ended June 30, 2007 were $43,943. Collection costs declined in proportion to collection revenue as our portfolio value decreased.

Additionally, new current expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to potential acquisitions and the Company's efforts in obtaining new business operations. No advertising expense was incurred in fiscal years 2008 or 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had Total Assets of $347,078 consisting of $21,880 in cash, $2,240 in Trade Receivables, $3,208 in Office Equipment less depreciation, $312,020 in Purchased Receivables - net, $7,600 in Notes receivables, and $130 in other assets for organization costs. It had $300,575 in Current Liabilities consisting of $139,850 in accounts payable and accrued expenses, $30 in convertible notes payable-related party and $160,695 in Notes Payable - Related Party.

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

History of Losses and Anticipated Further Losses

ISAI has generated only limited revenues to date and has an accumulated deficit as of June 30, 2008 of $8,835,940. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

One principal shareholder, Doubletree Capital Partners, Inc. (DCP), beneficially owns approximately 91.89% of the Company's outstanding common stock at June 30, 2008 compared to 91.60% on September 30, 2007. DCP's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due, and all options issued. DCP accordingly has complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,835,940 at June 30, 2008. The net loss for the nine month period ended June 30, 2008 was $322,876. The Company currently owes $30 in Loans Payable to a related third party investment company and $160,696 on a short-term note to a second related party company. A new short-term note was issued in the amount of $240,864 for $10,000 in working capital and $230,864 for the purchase of an additional distressed debt portfolio. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

One remaining officer is currently managing the Company. The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures in default are classified as current liabilities and totaled $200,000 in principal and $168,045 in accrued interest as of June 30, 2008. No interest payments were ever made by the Company on the debentures. One convertible debenture holder with a principal amount due of $50,000 agreed to extend the terms and conditions of his debenture so that debenture has been reclassified as long-term debt and is currently in default. The indemnification agreement has been designed to cover these liabilities. The Company is attempting to convert the remaining convertible debenture debt to common shares.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company's management, under the supervision and with the participation of the Registrant's President, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13(a)- 15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done as of the end of the period covered by this quarterly report. Based on that evaluation, the President, CEO, and CFO has concluded that our current disclosure controls and procedures are effective in gathering, analyzing, and disclosing information required to be disclosed by the Company under the Exchange Act as of the end of the period covered by this quarterly report.

Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the nine months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As a smaller reporting company with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ended September 30, 2010. During fiscal 2006, 2007, and 2008 to date, management reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company anticipates it may need to engage a third party to assist it with the improvement of such internal controls over financial reporting. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. The Company believes the Company's risk of control failure is low due to financial expertise of its President and the small size of operations. The Company will begin work with independent consultants to comply with the requirement of auditor attestation of our internal controls due with our fiscal year 2010 annual report.

                        Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ending June 30, 2008, the Company was not sued in any new legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2008, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $168,046 as of June 30, 2008 has been assumed by an indemnification agreement with a related investment party (see note 4(d).

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification per Sarbanes-Oxley Act (Section 302)
       EX-32.1   Certification per Sarbanes-Oxley Act (Section 906)
(b) Form 8-K reports filed during quarter:
        None

The total outstanding common shares of the Company as of June 30, 2008 after all issuances total 23,999,612.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: August 19, 2008



19