Form 10KSB/A
period 2007-09-30
ISA INTERNATIONALE INC
filed 2008-10-28
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                FORM 10-KSB/A
                               Amendment No. 1

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal year ended September 30, 2007.

                  Commission File Number:      001-16423
                  --------------------------------------

                          ISA INTERNATIONALE INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 41-1925647
(State of Incorporation)             (I.R.S. Employer Identification No.)

     2564 Rice Street, St. Paul, MN                    55113
(Mailing address of principal executive offices)     (Zip Code)

               Issuer's telephone number (651) 484-9850
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value          OTC Bulletin Board
    (Title of each class)       (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []Yes [X]No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).
   Large accelerated filer []                   Accelerated filer []
   Non-accelerated filer []                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)     Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$204,461 as of March 31, 2008, based upon a closing price per share of $.20 as defined in the prior paragraph.

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


DOCUMENTS INCORPORATED BY REFERENCE:

  NONE


Explanatory Note:

This form is submitted to correct Exhibits 31.1 and 31.2 Certification.

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1.1 Corporate History, Organization and Recapitalization           4-5
Item 1.2 Industry Overview and Trends                                   5-7
Item 1.3 Personnel                                                        7
Item 1.4 Important Risk Factors                                        7-13
Item 2.  Description of Property                                         13
Item 3.  Legal Proceedings                                            14-16
Item 4.  Submission of Matters to a Vote of Security Holders             16


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        17
Item 5.A Market, Holders and Dividends                                   17
Item 5.B Sales History of Unregistered Securities                     18-21
Item 6.  Management's Discussion and Analysis or plan of operation    22-27
Item 7.  Financial Statements and Supplementary Data                     28
           Table of Contents                                             28
           Report of Independent Registered Public Accounting Firm       29
           Consolidated Financial Statements                          30-33
           Notes to Consolidated Financial Statements                 34-46

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      47
Item 8.A. Controls and Procedures                                        47
Item 8.B. Other Information                                              47
                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          48-49
Item 10. Executive and Director Compensation                             50
Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                51
Item 12. Certain Relationships and Related Transactions                  52
Item 13. Exhibits                                                        52
Item 14. Principal Accountant Fees and Services                          53
         Signatures                                                      54
Index to Exhibits, Form 10-KSB                                           55

                                  PART I
Item 1. DESCRIPTION OF BUSINESS

As used herein, the terms "ISAI" or "ISAT" (the trading symbol of the Company) and the "Company" refer to ISA Internationale Inc. unless the context indicates otherwise.

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

Notes to Consolidated Financial Statements-------------------------34-46

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

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                             Convertible Preferred Stock     Common Stock    Treasury    Additional
                                                   Par                 Par    Stock       Paid-in   Accumulated
                                      Shares      Value    Shares     Value   Value       Capital      Deficit    Total
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005           5,000,000   $500    3,948,000   $394             $7,314,523  ($7,316,544)  $(1,127)

Issuance of common stock
   for services                                             382,560     39                195,081                195,120

Indemnification agreement additional
 interest for two debenture holders                                                        21,000                 21,000

Issuance of common stock to related
 party for debt conversions
 of $854,970                                              1,709,418    171                 854,799               854,970

Issuance of common stock to President
 for debt conversions of $370,000                           740,000     74                 369,926               370,000

Issuance of common stock to Directors
 for services                                               155,000     15                  77,485                77,500

Issuance of common stock in exchange
 of preferred stock, as per November
 2000 agreement                    (5,000,000) (500)     17,054,934  1,706                 (1,206)                    0

Net (loss) for period                                                                              (1,159,995)(1,159,995)
                                 -----------------------------------------------------------------------------------------
Balance, September 30, 2006                 0    $0      23,989,912  2,399             $8,831,608  (8,476,539)  $357,468

Receive lawsuit settlement shares                                           (537,500)                           (537,500)

Issuance of common stock to relate
 party for services                                          9,700      1                   4,170                  4,171

Indemnification agreement additional
 interest for debenture holders                                                            21,000                 21,000

Issuance of Preferred stock in exchange
 for secured debt to a related party  275,000  27                                         274,972                275,000

Net (loss) for period                                                                                   (2,627)   (2,627)

Balance, September 30, 2007           275,000  27        23,999,612  2,400  (537,500)  $9,131,751  ($8,479,167) $117,511
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
2560 Rice St.
St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000; includes warrants to purchase 6,000,000 shares exercisable at $.60 per share to Doubletree Capital Partners, Inc (DCP). Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation (DLC), an affiliated company, to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. Also includes 275,000 shares of Convertible Preferred Stock which at a conversion value of $0.35 would equal 785,714 shares of common stock.

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

Item 13. EXHIBITS

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 55.

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

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.


ISA INTERNATIONALE INC.

/s/Bernard L. Brodkorb
By Bernard L. Brodkorb
President, Chief Executive Officer, and Director

October 27, 2008

/s/ Donald G. Kampmann
By: Donald G. Kampmann        Director

October 27, 2008

ISA INTERNATIONALE INC.
FORM 10-KSB
INDEX TO EXHIBITS

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

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

1
31
32
55