Form 10KSB
period 2008-09-30
ISA INTERNATIONALE INC
filed 2009-01-13
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                 FORM 10-KSB

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal year ended September 30, 2008.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number:      001-16423
                  --------------------------------------

                          ISA INTERNATIONALE INC.
   (Exact name of Smaller Reporting Company as specified in its charter)

          Delaware                                 41-1925647
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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in the Exchange Act Rule 12d-2).   Yes [] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act. Yes [] No [X]


State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was $517,147 as of December 28, 2008, based upon the average bid price of $.20 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

As of January 12, 2009, the issuer had 23,999,612 shares of common stock outstanding. As of the filing date of this report the issuer has 23,999,612 shares of common stock outstanding.

There are 610,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001 as of December 28, 2008. The preferred stock is convertible into common shares at the rate of 5 common shares for each preferred share for a total of 3,050,000 common shares or an exchange common price of $.20 per share. The preferred `shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred share bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

DOCUMENTS INCORPORATED BY REFERENCE:   NONE

Transitional Small Business Disclosure Format:  Yes [] No [X]

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1A. Corporate History, Organization and Recapitalization           4-5
Item 1B. Industry Overview and Trends                                   5-6
Item 1C  Strategy                                                         6
Item 1D  Competition in the Industry                                      7
Item 1E. Personnel                                                        7
Item 1F. Important Risk Factors                                        7-13
Item 2.  Description of Property                                         13
Item 3.  Legal Proceedings                                               14
Item 4.  Submission of Matters to a Vote of Security Holders             14


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15
Item 5.A Market, Holders and Dividends                                   15
Item 5.B Sales History of Unregistered Securities                        16
Item 6.  Management's Discussion and Analysis                            17
Item 7.  Financial Statements and Supplementary Data                     23
           Table of Contents                                             23
           Report of Independent Registered Public Accounting Firm       24
           Consolidated Financial Statements                          25-28
           Notes to Consolidated Financial Statements                 29-39

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      40
Item 8.A. Controls and Procedures                                        40
Item 8.B. Other Information                                              41
                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act          42-43
Item 10. Executive and Director Compensation                             44
Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                45
Item 12. Certain Relationships and Related Transactions                  46
Item 13. Exhibits                                                        46
Item 14. Principal Accountant Fees and Services                          47
         Signatures                                                      49
         Index to Exhibits, Form 10-KSB                                  49

                                  PART I
Item 1. DESCRIPTION OF BUSINESS

As used herein, the terms "ISAI" or "ISAT", the trading symbol of the Company and the "Company" refer to ISA Internationale Inc. unless the context indicates otherwise.

1A.  Corporate History, Organization and Recapitalization

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

ISAI incorporated its precious metals subsidiary, International Strategic Assets, Inc. (ISA), in March 1999. The primary business of ISA was outbound direct telemarketing sales of precious commodities, primarily including gold, silver, platinum and palladium in bullion form including bars and coins of various types and face amounts.

On May 19, 2000, ISAI sold ISA to an individual who was an officer and director of ISAI. In December 2000, due to a lack of capital, the Company concluded no further efforts would be expended to develop its planned shopping network and the disposal of the Shoptropolis subsidiary was approved by the Board of Directors. Shoptropolis was sold on March 29, 2001.

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

The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies in California. The receivables purchased represented a portion of distressed debt the companies owned and previously purchased as distressed consumer debt receivables. The Company outsources its collections to one or more carefully selected collection agencies and actively monitors collection and servicing strategies accordingly. For the year ended September 30, 2008, The Company recorded no collection revenue due to the Company's adoption of the "cost recovery" method of recognizing debt collection income.

Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistically discerned to facilitate the development of reliable collection assumptions as to the amount of income that can ultimately result from these debt portfolios. The Company is obligated, in accordance with industry standards and AICPA pronouncements regarding income recognition for troubled asset purchases, to adopt the "cost recovery" method of income collection. Accordingly, the Company will recognize income from the collection of its portfolios only after it has collected the full purchase price of $1,094,900 less $378,287 of impairment write-downs, for the portfolios purchased during the period from May 18, 2005 to September 30, 2006. During the fiscal year ended September 30, 2008, the Company purchased two new portfolios at a cost of $372,559. Inventory carrying values of debt receivables totaled $487,971 compared to $221,576 as of September 30, 2007

The Company believes the earliest year revenues could be recognized would be by the fiscal years 2009 or 2010, based upon the application of industry recognized standards for receiving cash collections on its purchased debt portfolios. Our collection activities are summarized under note 1.a Nature of Business in the Notes to Consolidated Financial Statements.

1B.  Industry Overview and Trends

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

As a result of the difficulty experienced by the originating lending institutions in collecting these past due receivables and the desire to focus on their core businesses and to generate accelerated cash revenue from these receivables, originating institutions are increasingly electing to sell these portfolios through a network of brokers in the debt collection industry. ISAI uses these brokers to purchase debt receivable portfolios.

1B.1  Credit Industry Trends

According to the U.S. Federal Reserve Board, the total outstanding consumer credit balance has increased 103% in the last 10 years from $1.222 trillion at August 1997 to $2.588 trillion at September 2008. . According to the Nilson Report, a credit card industry newsletter, goods and services purchased by all credit cards issued in the U.S.A. reached $1.950 trillion in 2006. They also predict the consumer credit market will increase to $2.8 trillion by 2010. Recent statistics from the FDIC showed a net charge-off rate for consumer loans for Banking Credit Card Lenders at 6.05% for the second quarter of 2008 compared to a rate of 4.18% for the Second Quarter of 2007 indicating a decline in credit quality in the last year.

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

The consumer credit industry is becoming more complex and technology oriented every year with new products being offered to consumers, lending institutions, and the debt collection industry. The number of Debit card transactions has now surpassed credit card transactions with a 54% share in 2006. The total dollar value of transactions will continue to be dominated by credit cards because the average transaction size is more than double the average debit card transaction. Because of security concerns on the internet, alternative payment methods such as PayPal, Amazon, and Moneta offer consumers the option to make purchases without using credit cards. Walk-in bill payments have become more prevalent, growing at a rate of 2% to 3% a year, with companies such as CheckFreePay, Western Union, and Moneygram offering consumers convenient ways to pay bills and cash checks.

Current downward economic trends and the subprime and adjustable rate mortgage industry crisis is having a significant impact on the consumer receivables industry as consumers who find their monthly payments on their adjustable rate mortgages increasing and also having difficulty keeping up with payments due on their credit card debt. This combined with declining house values means fewer options are available for the consumer to pay credit card debt by refinancing through home equity loans or second mortgages. Our Company feels this may be an opportunity to purchase more credit card debt at favorable rates as more consumers increase their credit card spending and maintain higher balances while banks are experiencing higher delinquency rates.

1C.  Strategy

The Company's current business strategy is to acquire additional portfolios and develop in-house collections capabilities with its own collection staff and related call centers. The Company needs to secure additional suitable financing for purchases of portfolios. The Company implemented new financing lending with a related party in 2008 and the Company will continue developing strategies to acquire new financing.

1D.  Competition in the industry

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

1E. Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. On the date of this report January 1312, 2008, the Company has one additional administrative full time employee who is an attorney working on staff and one accountant retained as an independent consultant. Additional staff persons are used part-time.

In June 2008 our subsidiary, ISA Acceptance Corporation (ISAA), added Mr. Donald Kampmann as a consultant to serve as President and CEO responsible for directing the operations of the subsidiary. Three additional employees have been hired as collectors as we established an in-house collection agency department. Formerly all collection efforts were performed by Third Party agencies.

1F. IMPORTANT RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Business Ventures

On August 18, 2004, the Company entered into a contract to purchase the debt collection business assets of three California companies. The Company completed a purchase of collection consumer debt receivables in 2005 for a price of $1,094,900 for 1,250,000 restricted common shares of the Company. This purchase of consumer receivables allowed the Company to become operational in the financial services industry, more specifically in the consumer debt collection business and intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is executing its operational and marketing strategy to further develop this business venture.

The Company's prospects for its new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in the financial services industry.

Major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its operational and marketing strategies that it may develop in any new business venture. There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter. The failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop within the financial services industry. There can be no assurance ISAI can find and attract new capital for this new business venture and other new business ventures and if successful, in finding sufficient capital it can successfully grow and manage the business or new business venture into a profitable and successful operation.

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

We have seen at certain times the market for acquiring consumer receivable portfolios becoming more competitive, possibly diminishing our ability to acquire such receivables at attractive prices in the future.

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

Our Chairman and President, one additional officer and director, and one additional consultant are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of these services by these individuals could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios until such time as replacement expertise can be found and utilized in the Company management process.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 23,999,612 shares of common stock issued and outstanding as of the date of this Form 10-KSB report. In addition, options to purchase approximately 6,000,000 shares of our common stock were outstanding as of September 30, 2008. All of these options were vested and the exercise prices of such options were substantially higher than the current market price of our common stock.

If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

History of Losses and Anticipated Further Losses

ISAI has generated no revenues to date and has an accumulated deficit as of September 30, 2008 of $8,935,628. The Company expects losses to continue until its operations generate revenues at appropriate margins to recover our costs and achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability, or that its future operations will prove commercially successful, or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. Additional financing from DCP is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.
There is no assurance that the Company will be able to obtain any additional capital. There can be no assurance that the necessary additional financing will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2008 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 92.2% of ISAI's outstanding common stock as of September 30, 2008 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAI, at the location of his own accounting business, rents office space to the Company for a monthly charge of $1300.




Item 3.  LEGAL PROCEEDINGS

Presently the Company is a party to litigation involving the former principal owners of the California collection companies named Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., to recover losses sustained by the Company in its execution of an agreement to purchase assets of those companies. The Company is actively pursuing this case in cooperation with the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

The Company also has a pending adversary complaint in the United States Bankruptcy Court, Southern District of California against several principals of collection companies located near San Diego, CA, related to the above cases pending in the Central District, San Fernando Valley of California.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2008, there were no submissions of any matters to a vote of the Company's security holders.

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

YEAR    QUARTER                          HIGH BID LOW BID
2007    First Quarter                     $0.85   $0.65
2007    Second Quarter                    $0.84   $0.35
2007    Third Quarter                     $0.51   $0.35
2007    Fourth Quarter                    $0.51   $0.35
2008    First Quarter                     $0.51   $0.35
2008    Second Quarter                    $0.35   $0.20
2008    Third Quarter                     $0.20   $0.20
2008    Fourth Quarter                    $0.20   $0.20

For the period ending September 30, 2008, there were approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock. The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate declaring or paying any such dividends on its common stock in the foreseeable future. To date, the Company has incurred losses and presently expects to retain its future earnings to finance development and expansion of its business. The declaration of dividends is within the discretion of the Board of Directors of the Company. There are no current restrictions limiting the Company's ability to pay dividends if the Company becomes profitable.

5-B.  Sales History of Unregistered Securities

The following information includes a history of all securities sold by the Company from October 2006 to present:


B.1 On September 30, 2007, the Company issued 9,700 restricted common shares to Doubletree Capital Partners, Inc., a related party, for consulting services rendered.

B.2 On September 30, 2007, the Company issued 275,000 shares of Series A 12% Cumulative Convertible Preferred Stock , par value $0.0001 to Doubletree Capital Partners, Inc., a related party for an equivalent value of loans, consulting fees and related expenses paid.

B.3 On December 31, 2007, the Company issued 125,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc.

B.4 On March 31, 2008, the company issued 55,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.5 On June 30, 2008, the company issued 90,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.6 On September 30, 2008, the company issued 65,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

As a result of the above issuances of common stock, the total outstanding common shares of the Company as of September 30, 2008 totals 23,999,612 common shares, $.0001 par value, and 610,000 shares outstanding of 12% Cumulative Convertible Preferred Stock, $.0001 par value. No stock repurchase transactions have occurred during the reporting period. The preferred shares will convert into 3,050,000 common shares at the average rate of 5 common shares for each preferred share outstanding or a common price of $.20 per share.

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

Although the Company believes that the assumptions and expectations reflected in these forward-looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward-looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

Overview

ISAI was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition of Shoptropolis, which was a wholly owned subsidiary of ISAI. ISAI acquired its home shopping network business through such purchases, after which the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly, ISAI regards its inception as being the incorporation of ShoptropolisTV.com, Inc. on October 7, 1997. ISAI's strategy from December 2000 to 2005 was the restructuring of its financial affairs and forming an operating company.

On August 18, 2004, ISAI created a subsidiary corporation that later changed its name to ISA Financial Services, Inc. (ISAF). ISAF is a holding parent company to ISA Acceptance Corporation (ISAC) formed on July 20, 2005 to serve as our operating company subsidiary. In June 2008, ISA Acceptance Corporation expanded its operations to include an in-house collection staff and added $16.3 million in face value portfolios to its inventory of debt receivables concentrating its efforts in the financial services industry, specifically in the debt collection business.

Results of Operations for the Twelve Months ended September 30, 2008.

Sales and Gross Profit

No collection or sales revenues were recognized from collections efforts from the purchased portfolios for the twelve month period ended September 30, 2008 because the Company uses the "cost recovery method" for revenue recognition. Until such time as the entire cost of the purchased portfolios is recovered or written off, no income will be recognized as collection revenue.

Operating and Interest Expenses

General and administrative expenses were $333,060, for the twelve months ended September 30, 2008, a decrease of 26% from the prior year of $450,824. The expenses for the fiscal year were principally for office occupancy, telephone charges, consulting costs ($145,267), President's consulting fees ($100,000)), accounting ($43,754), legal ($44,156). Interest expenses decreased to $36,480 in the twelve months ended September 30, 2008 from $38,276 for the twelve months ended September 30, 2007, primarily the result of the decreased borrowings from the related and affiliated finance company
(DCP) that has been the sole source of required working capital needs as well as the conversion of loans and advances and related accrued interest from the related and affiliated finance company into preferred shares Quarterly during the fiscal year.

Legal and settlement costs decreased to $44,156 compared to $179,914 in fiscal 2006. The Company reached an agreement with its legal counsel for services rendered during the year ended September 30, 2008. An adjustment has been made to the payable amount to reflect the agreed upon balance due of $75,000. As of the date of this report, this amount remains unpaid in the amount of $75,000.

The President's consulting fees for the year ended September 30, 2008 were a non-cash charge of $100,000 but he did not draw any salary expense.

No impairment charge expense against the carrying value of the collections portfolio inventory was recorded in the period ending September 30, 2008. Management has done an impairment analysis as of September 30, 2008. Based upon the analysis made, no impairment charge is considered necessary. All portfolios of distressed debt under control by the Company have been reviewed and management believes the carrying value at September 30, 2008 is reasonable and fair in its presented valuation.

Interest charges continue to be recorded as interest expense due on previously non-converted and defaulted convertible debt obligations of the Company. These charges will continue until the Company is successful in converting this debt to equity shareholdings for two remaining debenture holders. The Company does not have the cash liquidity to redeem these notes.

The Company anticipates new operating expenses in future periods including new start up costs for our collection company in addition to the third party collections costs which have been approximately 35% of gross collections.

Additionally, new current expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and the Company's business operations in the in-house debt collection.

Comments on Income and Expenses

An operating net loss of $406,079 was recorded for the fiscal year ended September 30, 2008. The operating loss for the fiscal year ended September 30, 2007 comprised of an operating loss of $540,127 and an extraordinary item gain of $537,500 giving a net loss of $2,627 for the prior year. Our operating loss in 2008 decreased primarily due to:
1. There were no portfolio debt impairment write-downs recorded in the fiscal year ended September 30, 2008 compared to $378,287 in impairment charges for the year ended September 30, 2007.
2. $335,000 in loans to a related party were converted to Preferred Common Stock, thereby reducing interest costs by approximately $9,860 computed on an annual basis.
3. In the fiscal year ended September 30, 2007, an extra-ordinary income gain of $537,500 was recorded due to the receipt and return of 1,250,000 shares ISAI common stock to the Company which were held by the Trustee of United States Bankruptcy Court, Central District of California, San Fernando Valley Division. The returned common shares are part of the terms of a settlement agreement between the Court and ISAI. This stock was previously issued as consideration for the revised asset purchase agreement with three California companies now in Chapter 7 bankruptcy. See our note under item 3 Legal Proceedings for more details and history of the transactions also reported under Form 8-K filings and prior 10-KSB filings of the registrant. ISAI had previously valued the 1,250,000 shares of its common stock when issued at approximately $.87 per share. The returned common shares are being valued at $.43 which represents the average of the bid prices during the quarter ended September 30, 2007. At September 30, 2008, these shares are held as Treasury Stock. Subsequent to their retirement, it is the intention to resell an equal and equivalent quantity of common shares for future financing needs for the Company.
4. General and Administrative expense was reduced to $333,060 compared to 450,824 for the prior fiscal year due primarily to reduced legal and settlement costs.

The Company incurred interest expenses in the amount of $36,480 during the year ended September 30, 2008 of which $21,058 is accrued from defaulted convertible debentures still existing at September 30, 2008 and $4,874 from related-party convertible notes. ISAI incurred two new notes during the fiscal year to finance portfolio purchases and accrued $10,548 in interest for these notes.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2008, the Company raised $293,076 from secured demand notes payable from a related investor. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. At September 30, 2007, these notes were redeemed by the Company issuing $335,000 in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company received net collections from its distressed debt portfolios of $106,164, net after related direct collection costs, for the fiscal year ended September 30, 2008 compared to $151,452 in fiscal year 2007. The Company believes net collections from the debt portfolios acquired in 2005 will be reduced in the next year. As a result, the Company will need additional sources of financing in the future to sustain its current level of operations and purchase additional portfolio inventory. The Company believes the higher quality of our new portfolio purchases plus the establishment of our in-house collection agency will improve our net collections next year.

As of September 30, 2008, the Company had current assets of $28,321 consisting of $26,311 in cash and $2,010 in trade receivables due from its third party collector (net of the third party collection fee of approximately 35%). At the same time, the Company had $509,828 in current liabilities consisting of $96,805 in accounts payable, $412,108 in Notes Payable and interest payable to an investor to finance portfolio additions in 2008, and demand secured notes and interest payable to a related party of $915. Accordingly, the Company had a working capital deficit of $481,507 as of September 30, 2008 and $115,887 as of September 30, 2007. The purchase of distressed debt portfolio's in the amount of $401,560 utilizing the issuance of short term debt is accounted for the substantial decrease in working capital of $365,620.

The Company's current capital resources are not sufficient to supports its development and operations. New capital and loans will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses currently being incurred. The Company cannot continue its existence without full and complete reorganization effort of all of its financial affairs and obligations. The Company is currently utilizing the cash collections being received from the gross collections on its purchased debt collection portfolios, however, the cash collections being generated are not yet sufficient to support its future development of the financial services business strategy being developed as well as the overhead costs associated with the month to month operations of a public company.

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2008 and 2007 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2008. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

During the year ended September 30, 2008, the Company acquired two new distressed debt receivable portfolios. The Company collected $106,164 in gross collections during the year. After the collections fees were applied and related verification costs, the Company received, on a net basis, $69,625 from portfolio collections.

During the year ended September 30, 2007, the Company collected $151,452 in gross collections through that date. After the collections fees were applied and related verification costs, the Company received, on a net basis, $100,425 from portfolio collections.

The Company currently utilizes outside collection agencies for the collection of the distressed debt receivables and utilizes one law firm on a contingency basis.

Portfolio Data

The following table shows the Company's portfolio buying activity during the three years ended September 30, 2008, 2007 and 2006 including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value.

                                         Year ended       Year ended     Year ended
                                          9/30/2008        9/30/2007      9/30/2006
                                         ----------        ---------      ---------
Beginning of Year Carrying Value:           221,576         373,028      $1,016,557
Purchase Price Actual Cost (1):         $   372,559               0               0
Impairment Write downs (3)                        0               0        (378,287)
Collections Reduction to Portfolio Value   (106,164)       (151,452)       (265,242)
                                          ---------       ----------     ----------
End of Year Carrying Value:                 487,971         221,576         373,028
                                          =========       ==========     ==========

Gross Collections                           106,154         151,452         265,242
Direct Collection Costs                     (36,539)        (51,027)        (96,972)
                                          ---------       ----------     ----------
Net Cash Collections (2)                     69,625         100,425         168,270

Estimated Future Collection Values (4):  $1,400,000       $ 318,450       $ 606,180

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

(2) Actual cash collections, net of recovery costs.

(3) The Company will take an impairment charge if the actual recoveries fall short of expected recoveries or the Company determines the portions of the portfolio carrying value requires a write down in value due to worthlessness of portions of the portfolio.

(4) Total estimated future collection values refers to management's estimate of the amount potentially remaining to be collected, including cash sales of portfolios over the next five years.

Inflation

The Company's management believes inflation has not had a material impact on our results of operations for the year ended September 30, 2008.

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

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $200,000 in principal and $173,338 in related accrued interest expense as of September 30, 2008. No cash interest payments were ever made by the Company on the debentures. See note 4.e.

The Company and its financial partner are attempting to convert the remaining $200,000 in defaulted debenture notes to common shares. These debentures and related accrued interest classified as current liabilities are offset by a corresponding receivable under the indemnification agreement between DCP and the company whereby DCP agreed to assume certain liabilities of ISAI.

Item 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries and Independent Auditor's Reports thereon are included herein:



                   TABLE OF CONTENTS                                Page

Report of Independent Registered Public Accounting Firm---------------24

Consolidated Balance Sheets as of September 30, 2008 and 2007---------25

Consolidated Statements of Operations for the twelve months ended
  September 30, 2008 and 2007-----------------------------------------26

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2008 and 2007 ----------------------------------27

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2008 and 2007 ----------------------------------------28

Notes to Consolidated Financial Statements-------------------------29-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ISA Internationale Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2008 and 2007 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses and has significant debt in default. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffith & Company, LLC
Henderson, Nevada
January 12, 2009

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                                       (Audited)          (Audited)
                                                    Sept 30, 2008      Sept 30, 2007
ASSETS                                              --------------------------------

Current assets:
  Cash and cash equivalents                         $     26,311              14,742
  Trade receivables                                        2,010               3,967
                                                     ------------       ---------- -
Total current assets                                      28,321              18,709

Office equipment, at cost less depreciation                2,933               4,033

Other assets:
  Finance contract receivables, net of collections       487,972             221,576
  Note receivable                                          7,600               7,600
  Other assets                                               110                 189
                                                      -----------         ----------
 Total assets                                         $  526,936             252,107
                                                      ===========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable - trade and taxes                   $  96,805              77,480
  Notes payable other                                    401,560                   0
  Accrued interest payable other notes                10,548                   0
  Convertible notes payable - related party                  915              39,839
  Accrued interest payable - related party                     0              17,277
                                                      -----------         ----------
Total current liabilities                                509,828             134,596
                                                      -----------         ----------

Stockholders' Equity:
 Preferred 12% cumulative convertible stock,
  par value $.0001; 30,000,000 shares authorized,
  610,000 shares issued and outstanding at September
  30, 2008 and 275,000 at September 30, 2007                  61                 27

 Common stock, par value $.0001; 300,000,000
  shares authorized; 23,999,612 shares issued and
  outstanding at September 30, 2008 and 23,999,612
  at September 30, 2007                                    2,400               2,400

 Additional paid-in capital                            9,487,775           9,131,751
 Treasury stock                                         (537,500)           (537,500)
 Accumulated deficit                                  (8,935,628)         (8,479,167)
                                                     -----------         -----------
 Total stockholders' equity                               17,108             117,511
                                                     -----------         -----------
 Total liabilities and stockholders' equity             $526,936             252,107
                                                     ===========         ===========
The accompanying notes are an integral part of these consolidated financial statements.

<caption>                         ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                TWELVE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                                        (Audited)                (Audited)
                                                   Twelve Months Ended     Twelve Months Ended
                                                    September 30, 2008      September 30, 2007
                                                    -------------------     -------------------
Operating revenues
 Portfolio collections                                  $          0               $        0

Operating expenses:
 Portfolio collection Costs                                   36,539                   51,027
 General & administrative                                    333,060                  450,824

                                                        ------------              -----------
     Operating expenses                                      369,599                  501,851
                                                        ------------              -----------
     Operating loss                                         (369,599)                (501,851)
Other income (expense):
 Interest expense                                            (36,480)                 (38,276)
                                                        ------------              -----------
Net loss - operations                                       (406,079)                (540,127)

Net Gain from Extraordinary item-(1)                              --                  537,500

Net loss                                                  $ (406,079)               $  (2,627)
                                                         ============              ===========

Basic and diluted (loss) per share                      $     (0.02)                   (0.00)
                                                         ============              ===========
Weighted Average common shares outstanding:
 (restated for reverse stock split)
 Basic & Assuming Diluted                                 23,999,612               23,924,392
                                                         ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.
(1) Income from stock recovery from a lawsuit settlement.

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                      Convertible Stock                      Treasury    Additional
                                      Preferred    Par   Common Stock  Par   Stock         Paid-in   Accumulated
                                        Shares     Value    Shares    Value  Value         Capital      Deficit    Total
---------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Balance, September 30, 2006                 0    $0      23,989,912   2,399             $ 8,831,608  (8,476,539) $357,468

Receive lawsuit settlement shares                                          $(537,500)                           $(537,500)

Issuance of common stock to relate
 party for services                                           9,700       1                   4,171                 4,171

Indemnification agreement additional
 interest for debenture holders                                                              21,000                21,000

Issuance of Preferred convertible
 stock in exchange for secured
 debt to a related party              275,000    27                                         274,972               275,000

Net (loss) for period                                                                                    (2,628)   (2,628)
                              -------------------------------------------------------------------------------------------

Balance, September 30, 2007           275,000    27      23,999,612   2,400 (537,500)    $9,131,751 ($8,479,167) $117,511

Indemnification agreement additional
 interest for debenture holders                                                              21,057                21,057

Preferred Stock Dividend to a
  Related party                                                                                         (50,382)  (50,382)

Issuance of Preferred convertible
 stock, Par value $.0001 in exchange
 for secured debt to a related party  335,000    34                                         334,967               335,000

Net (loss)for period                                                                                   (406,079)  (406,079)

                              --------------------------------------------------------------------------------------------

Balance September 30,2008             610,000   $61      23,999,612  $2,400 (537,500)   $9,487,775  $(8,935,628)   $17,108
                                 ==========================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Twelve Months Ended September 30, 2008 and 2007
                                                  (AUDITED)             (AUDITED)
                                             Twelve Months Ended   Twelve Months Ended
                                              September 30, 2008    September 30, 2007
                                               ------------------    -----------------
Cash flows from operations:
Net loss                                            $  (406,079)               (2,627)
Less: Gain from extraordinary item                                           (537,500)
                                                    -----------           ----------
Net loss - operations                                  (406,079)             (540,127)
Adjustments to reconcile net loss from operations
  to cash flow used in operating activities:
  Depreciation and amortization                           1,179                 1,179
  Reduction of debt receivable purchase price
   on gross collections received                        106,164               151,452
  Interest on contributed capital                        21,057                21,000
  Note receivable for incurred acquisition costs              -                10,000
  Issuance of common stock for services                       -                 4,171
  Interest payable on notes payable-other              10,548
Changes in assets and liabilities:
  Trade account receivables                               1,957                 4,268
  Accounts payable & accrued expenses                    19,693                45,937
  Convertible notes, related party                            -                  (975)
  Accrued interest payable, related party               (17,277)               17,276
                                                     ----------            ----------
  Cash provided by (used in) operations                (263,124)             (285,819)
                                                     ----------            ----------
Cash flow from investing activities:
Debt receivables purchased                             (372,559)                    -
                                                     ----------              --------
Cash provided by investing activities                  (372,559)                    -
                                                    -----------            ----------

Cash flows from financing activities
  Proceeds from notes payable, related party            401,560                    -
  Proceeds from Convertible debt issued to              245,694               275,000
       related party                                 ----------            ----------
  Cash provided by (used in) financing activities       647,254               275,000
                                                     ----------            ----------
Net Increase (decrease) in cash and cash equivalents     11,569               (10,819)
Cash and cash equivalents, beginning of period           14,742                25,561
                                                     ----------             ----------
Cash and cash equivalents, end of period                 26,311                14,742
                                                     ==========            ==========
Non-cash investing in financing transactions:
  Payment of secured loans and accrued interest with
   Preferred stock to related party                     284,618               275,000
  Payment of accrued dividends with preferred
   stock to related party                                50,382                    -
  Additional paid in capital for indemnification
   agreement                                                  -                21,000
                                                      ----------           ----------
Total non-cash transactions                         $   335,000               296,000
                                                     ==========            ==========


The accompanying notes are an integral part of these consolidated financial statements.







</table>



ISA INTERNATIONALE INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED SEPTEMBER 30, 2008 and 2007 (Audited)

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company or ISAI) was incorporated on June 2, 1989, under the laws of the State of Delaware under a former name and became a reporting publicly held corporation on November 15, 1999. On May 8, 1998, Internationale Shopping Alliance Incorporated ("Internationale"), a Minnesota corporation, was merged with the Company, a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger, Internationale became a wholly owned subsidiary of the Company. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. Since then, reorganization specialists, Doubletree Capital Partners LLC, has internally reorganized the Company's financial affairs and changed its direction to focus on the financial services industry.

These consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and further its wholly owned subsidiary, ISA Acceptance Corporation. As a result of a distressed consumer debt receivable that commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

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

Changes in debt receivables for the year ended September 30, 2008 were as follows:
                                                           Year Ended
                                                      September 30, 2008
                                                        ----------------
  Balance at beginning of period October 1, 2007       $         221,576
  Acquisition of debt receivables                                372,559
  Gross collections applied to principal                        (106,164)
  Impairment write down                                                0
                                                       -----------------
  Balance at the end of the period                     $         487,971
                                                       =================

  Estimated Remaining Collections ("ERC")(unaudited) * $       1,400,000
                                                       =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the year ended September 30, 2008.

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company has concluded its amortized costs are not in excess of fair market value. Therefore, no further impairment for the finance receivables is needed at September 30, 2008.

1.b) Presentation

The Consolidated Balance Sheet at September 30, 2008 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $373,338. Reference should be made to note 4.e. in these notes to consolidated financial statements for additional information as to consolidated financial statement presentation at September 30, 2008.

1.c) USE OF ESTIMATES

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

Significant estimates of the fair value of the Company's common stock were computed under FASB Statement No. 123, Accounting for Stock-Based Compensation, and used in 2004 to value the 6,000,000 shares stock option for DCP, a related party corporation owned 50% by the company's President and 50% by an affiliated stockholder and the 1,200,000 shares to DLC, a related party corporation, owned 50% by the company's President and 50% by an affiliated stockholder for an indemnification agreement to the Company in the amount of $329,714. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for stock issuances by the Company's Board of Directors through September 30, 2008.

1.d) REVENUE RECOGNITION

There were no operating revenues in 2008. Revenue will be recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Cost Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

1.e) ADVERTISING COSTS

No advertising expenses were incurred in 2008.

1.f) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In 2008 and 2007, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

1.g) INCOME TAXES

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

1.h) STOCK-BASED COMPENSATION

There was no stock-based compensation of shares of the Company's common stock issued for consulting services and settlement expenses for the year ended September 30, 2008
..
1.i) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

1.j) NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. The Company has not adopted this statement and management does not expect the adoption of SFAS 141R will have a material impact on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of September 30, 2008, the Company has not adopted this statement and management does not expect the adoption of SFAS 159 will have a material impact on the Company's financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (SFAS ?161?) as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. At September 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past two years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $8,935,628 at September 30, 2008. The net loss for the twelve months period ended September 30, 2008 was $406,079. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $173,338. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year                                        2008             2007
                                           ---------        ---------
 Computed "expected" tax benefit                34.0%           34.0%
 State income tax, net of federal benefit        3.8%            3.8%
 Change in valuation allowance                 (37.8%)         (37.8%)
                                           ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2008 and September 30, 2007 is presented below:

Tax Year                                       2008             2007
                                             ---------     ---------
Deferred tax assets:
Net operating loss carry forward           $ 2,699,542     2,546,736
Start up costs                                    -                -
Other                                             -                -
                                            ----------     ---------
Total gross deferred tax assets            $ 2,699,542     2,546,736
Valuation allowance                         (2,699,542)   (2,546,736)
                                           -----------    ----------
Net deferred tax assets                    $       --     $     --
                                           ===========    ==========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2008.

For the period ended September 30, 2008, the Company reported a net operating tax loss carry-forward of approximately $6,776,458. The federal net operating loss carry-forward begins to expire in the year 2011.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forward in the event of a change in ownership of the Company that constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

(4.) STOCK ISSUANCE

(4.a) PREFERRED STOCK

Preferred stock may be issued from time to time in one or more series. Each series is distinctly designated. All shares of any series of the preferred stock shall be alike in all rights to preference in liquidations, voting rights, dividends and other powers, qualifications, or restrictions.

As of September 30, 2008, the Company had issued 610,000 12% Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock is convertible into 3,050,000 common shares at the rate of 5 common shares for each preferred share outstanding at September 30, 2008. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party.

The preferred shares bear a dividend rate of 12% per annum. Dividends payable liabilities accrued quarterly are being transferred to the loan account for DCP which is subsequently reduced by issuing additional shares of Preferred Stock to DCP. In the year ended September 30, 2008, the Company issued 335,000 preferred shares to DCP of which $50,382 represent dividends issuable for the 12% dividend rate payable on all currently and previously issued 610,000 preferred shares issued through September 30, 2008.

 (4.b) COMMON STOCK

As of September 30, 2008, 23,999,612 shares of common stock, par value $0.0001, were issued and outstanding.

During 2007, the following common shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company:

To whom issued:               Common shares issued:               Value:

Doubletree Capital Partners          9,700                       $ 4,171

(4.c) STOCK OPTIONS

On July 1, 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc.(DCP) at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interest as required in preliminary acquisition discussions. As of September 30, 2008, the stock options were still outstanding and none of the options had been exercised.

The Company values its stock options awards under SFAS 123(R). The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate assumed over the expected life of the option.

As of September 30, 2008, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004.

                                                       Weighted Average
                                                    Number of     Exercise
Stock Options                                        Shares        Price
-----------------------------------------          ---------      ---------

Outstanding & exercisable at September 30, 2007    6,000,000         $ .60
                                                   =========      =========
Granted                                                    0             0
Exercised                                                  0             0
Expired or cancelled                                       0             0
                                                   ---------      ---------
Outstanding & exercisable at September 30, 2008    6,000,000         $ .60
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

The four year term of the agreement has expired, however DLC and the Company will continue to endeavor to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities are two defaulted convertible debentures in the total amount of $150,000 and one converted debenture loan payable in the amount of $50,000, now also defaulted as to payment at September 30, 2008. These notes are included on the books of the Company along with related accrued interest payable in the amount of $173,338 offset by the contra-indemnification receivable account.

The following is summary of the indemnification agreement liabilities in the Balance Sheet at September 30, 2008:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debenture payable        $ 150,000      $       0
  Defaulted accrued interest payable               173,338              0
  Convertible debenture payable                     50,000              0
  Less, contra-indemnification receivable         (373,338)             0
                                                 ---------      ---------
  Net Balances at September 30, 2008:            $       0      $       0
                                                 =========      =========

The Company believes that beyond the $373,338 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

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

As of September 30, 2008, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $173,338. Accordingly, two remaining convertible debentures have been classified as a current liability amounting to $150,000. Reference should be made to note 4.e in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was lowered to 6% per annum. The debenture is convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder. It is classified as a current liability and has been offset by a contra-indemnification receivable.

As of the date of this report, the currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default.

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

During the fiscal year ended September 30, 2008, a related party financial company provided the financing necessary to maintain operations by loaning an additional $118,995 to the Company. An officer of the Company advanced net funds in the amount of $22,624. These liabilities including accrued interest were reduced through the issuance of an additional 335,000 shares of 12% Cumulative Convertible Series A Preferred Stock to the related party. At September 30, 2008, the Company owed to the related financial company $915 in accrued loans for loan and expense advances and related interest payable.

(6.) OTHER RELATED PARTY TRANSACTIONS

The Company incurred expenditures with its President who is also a stockholder for consulting services amounting to $100,000 in the year ended September 30, 2008. This liability was transferred to the note payable by related party account.

On September 30, 2007, the Company issued 9,700 shares of Common Stock to Doubletree Capital Partners, Inc. for services rendered.

See Notes 4.a and 4.b for additional information regarding related party transactions for the fiscal years ended September 30, 2008 and 2007.

(7.) EXTRAORDINARY GAIN AND SUBSEQUENT EVENTS

During the prior fiscal year ended September 30, 2007, an extra-ordinary income gain of $537,500 was recorded due to the return of 1,250,000 shares ISAI common stock to the Company held by the Trustee of United States Bankruptcy Court, Central District of California, San Fernando Valley Division as part of the terms of a settlement agreement between the Court and ISAI. This stock was previously issued as consideration for the revised asset purchase agreement with three California companies now in Chapter 7 bankruptcy. ISAI valued the 1,250,000 shares of its common stock returned at $0.43 per share. This value approximates the market value on the date of return on September 30, 2007 determined by the average of the bid prices of the Company's stock during the quarter ended September 30, 2007 and in accordance with SFAS 157. In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company previously adopted the use of SFAS 157 in the year ended September 30, 2004. At September 30, 2008, these shares are being held as Treasury Stock until they are finally retired by the Company or sold to meet future financing needs of the Company

SUBSEQUENT EVENTS
Mr. James Dixon resigned his position as Director as announced in our Form 8-K announcement on October 28, 2008.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8.a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also the Chief Financial Officer (the "Certifying Officers"), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management, under the supervision and participation of our Certifying Officers, has evaluated the effectiveness of our disclosure controls and procedures and defined in Exchange Act Rules 13-a-15(e) and 15d-15(e) as of the end of the period covered by this report based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our Chief Executive Officer and CFO concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

This Report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the Company to provide only the management report in this report.

Changes in Internal Control over Financial Reporting

Further, there were no significant changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our disclosure controls and procedures or our internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements, fraud and material error. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation. The design of any system of controls is based on certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.





Item 8.b.  OTHER INFORMATION

None

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2008, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2008, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
           Chief Financial Officer and Director
           Chairman of the Board of Directors [1]     67  January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Donald G. Kampmann      Outside Director              54  January 2001

James S. Dixon          Outside Director-resigned     60  January 2001
                         October 28, 2008.

Directors:

BERNARD L. BRODKORB (October 1997 to July 2000 and January 2001 to present) was the Treasurer, Chief Financial Officer and a director of the Company from it's inception in October 1997 to July 2000 when he resigned his positions. He was reelected to the board of directors in January 2001 and elected by the board of directors as President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann has been an allotted board member by Doubletree Capital Partners, Inc. Mr. Kampmann is the President and Chairman of the Board of ISA Acceptance Corporation and is currently employed as a full time consultant to the organization. He has extensive executive experience in the mortgage and financial services industries.

JAMES S. DIXON (January 2000 to October 2008) was an outside director of the Company from January 2000 to October 2008. Mr. Dixon was an allotted board member by Doubletree Capital Partners, Inc. Mr. Dixon has been the Vice President and Secretary of West America Securities, Inc. of Scottsdale, Arizona for over seven years. Mr. Dixon resigned his position as Director as announced in our Form 8-K announcement on October 28, 2008.

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

Item 10.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2008 and 2007, cash and non cash compensation was paid to executive officers or directors.

The following table sets forth information on the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                                           AWARDS               PAYOUTS
                                        OTHER     RESTRICTED    SECURITIES
NAME AND                                ANNUAL       STOCK       UNDERLYING    LTIP     ALL OTHER
PRINCIPAL  FISCAL                      COMPENSA      AWARD        OPTIONS     PAYOUTS    COMPENSA
POSITION   YEAR    SALARY ($) BONUS ($)  TION ($)      ($)          SARS ($)     ($)      TION($)
-------------------------------------------------------------------------------------------------
Bernard L.  2007    $-0- (1)  -0-      100,000       -0-          -0-       -0-      -0-
Brodkorb
Bernard L.  2006  $31,500(1)  -0-       68,500       -0-          -0-       -0-      -0-
Brodkorb
President, CEO
-------------------------------------------------------------------------------------------------
Directors   2008        -0-     -0-         -0-      -0-          -0-       -0-      -0-
Directors   2007        -0-     -0-         -0-      -0-          -0-       -0-      -0-

-------------------------------------------------------------------------------------------------

(1) Compensation for Bernard L. Brodkorb was recorded on the books of the Company as compensation for consulting ($100,000) and salary ($0) for the fiscal year 2007.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the two year period from October 1, 2006 through September 30, 2008.

Subsequently, no additional Director compensation has been authorized for services for the period from October 1, 2008 through December 31, 2008, and through the date of this 10-KSB report filing.

Stock Options Granted for Compensation

In July 2004, the Company's Board of Directors granted a stock option for 6,000,000 common shares to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2008, the stock options were still outstanding and none of the options had been exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2008, certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. It does not include stock options or preferred stock ownership noted in the footnotes.


11-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of
of class   of Beneficial Owner        beneficial ownership        Class
-------------------------------------------------------------------------
Common   Doubletree Capital Partners, Inc.    20,072,624           83.64%
         2560 Rice St                            (1)(5)
         St. Paul, MN 55113

Common   Bernard L. Brodkorb                   11,219,099          46.75%
         2560 Rice St.                          (2)
         St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000. Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation
(DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 610,000 shares of Convertible Preferred Stock which at a conversion value of $0.20 would equal 3,050,000 shares of common stock and also has warrants to purchase 6,000,000 shares of common stock at $0.60 per share. These convertible shares are not included in the beneficial ownership table of percentages shown above.

(2) Includes a 50% beneficial interest in DCP, a 50% beneficial interest in DLC, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP. Does not include a 50% beneficial interest in warrants to purchase 6,000,000 shares of common stock exercisable at $0.60 per share issued to DCP and a 50% beneficial interest in 610,000 shares of Convertible Preferred Stock which at a conversion value of $0.20 would equal 1,525,000 shares of common stock.

11-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of
of class   Beneficial Owner           beneficial ownership          Class
-------------------------------------------------------------------------
Common   Bernard L. Brodkorb,                11,219,099  (3)       46.75%
Common   Donald G. Kampmann (4)                 227,715  (4)        0.95%
Common   James S. Dixon (5)                      85,715  (5)        0.36%
                                             ----------            -------
Directors and executive officers as a group  11,532,529            48.06%

 (3) Includes 35,715 common shares issued in 2004 and 192,000 issued in 2006.
 (4) Includes 35,715 common shares issued in 2004 and 50,000 issued in 2006.
 (5) Includes 50% beneficial interest in 9,700 common shares issued in 2007.

11-C. Changes in control

There are no arrangements known to the registrant which may at a subsequent date result in a change in control of the registrant.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2007, the Company issued 9,700 shares of common stock to a related party, Doubletree Capital Partners, Inc., in payment of $4,171 for services rendered.

On September 30, 2007, the Company issued 275,000 shares of 12% Cumulative Convertible Series A Preferred Stock to Doubletree Capital Partners, Inc. at $1.00 per share in settlement of current loan liabilities and accrued interest valued at $275,000.

During the year ended September 30, 2008, the Company issued 335,000 preferred stock shares for equivalent value of loans to a related third party.

The total issued and outstanding common shares are 23,999,612 as of September 30, 2008. Issued and outstanding Convertible Preferred shares total 610,000 at September 30, 2008.

Item 13. EXHIBITS

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits on page 57.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's:
2008 - $40,000; 2007 - $45,000

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 and $0 in 2008 and 2007.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 and $0 in 2008 and 2007.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 and $0 in 2008 and 2007.

Audit Committee's pre-approval policies and procedures.

The Registrant's committee consists of two Directors. The audit committee has adopted a written charter. The Registrant's Board of Directors has determined the Company does have a financial expert serving on its audit committee.

The Registrant does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagements of independent public accountants, review with the independent public accountants, the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

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


ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                    January 13, 2009
   President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    January 13, 2009

By: Donald G. Kampmann
    Director

ISA INTERNATIONALE INC.
FORM 10-KSB
INDEX TO EXHIBITS


The following exhibits numbered 3.1 to 10.1 below are included in our Form 10-SB Registration Statement (File No. 0-027373) and are incorporated by reference. Exhibits 31.1 and 32.1 are filed herewith.

Exhibit No.  Description

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

31.1 Certification of Chief Executive Officer dated January 13, 2009 relating to the Registrant's Annual report on Form 10-KSB for the year ended September 30, 2008.

32.1 Certification of Chief Executive Officer of Registrant, dated January 13, 2009, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-KSB for the year ended September 30, 2008.



End of Report

1
26
27
49