Form 10-Q
period 2008-12-31
ISA INTERNATIONALE INC
filed 2009-02-17
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2008

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

On February 17, 2009 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 610,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder, require the issuance of an additional 3,050,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets                            3
        Condensed Consolidated Statements of Operations (Unaudited)      4
        Condensed Consolidated Statements of Cash Flows (Unaudited)      5
        Notes to Condensed Consolidated Financial Statements          6-13

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        14-20
ITEM 3. Controls and Procedures                                         21

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     22

ITEM 3. Defaults upon Senior Securities                                 22

ITEM 4. Submission of Matters to a Vote of Security Holders             22

ITEM 5. Other Information                                               22

ITEM 6. Exhibits and Reports on Form 8-K                                22

Signatures                                                              22

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           December 31,  September 30,
                                                              2008           2008
                                                           (Unaudited)     (Audited)
                    ASSETS                              --------------------------------
Current assets:
   Cash and cash equivalents                               $    1,275      $   26,311
   Trade receivables                                            2,570           2,010
                                                         -------------- --------------
Total current assets:                                           3,845          28,321

Office equipment, net                                           2,658           2,933

Other assets:
   Finance contract receivables, net of collections           438,465         487,972
   Notes receivable                                             7,600           7,600
   Other assets                                                    91             110
                                                          ------------   ------------
Total Assets                                                $ 452,659      $  526,936
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                          97,177          96,805
   Credit lines payable                                         9,626              --
   Notes payable -related party                               411,559         401,560
   Convertible notes payable - related party                   82,709             915
   Accrued interest payable - related party                        --          10,548
                                                         ------------       ---------
Total current liabilities                                     601,071         509,828

                                                          ------------      ---------
Total Liabilities                                          $  601,071      $  509,828
                                                          ------------ 	------------
Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 610,000 shares
     issued and outstanding at December 31, 2008 , 610,000
     shares issued and outstanding at September 30, 2008           61              61
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612 shares
     issued and outstanding at December 31, 2008
       and at September 30, 2008                                2,400           2,400
   Additional paid-in capital                               9,493,068       9,487,775
   Treasury stock                                            (537,500)       (537,500)
   Accumulated deficit                                     (9,106,441)     (8,935,628)
                                                          ------------     -----------
   Total stockholders' equity (deficit)                      (148,412)         17,108
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 452,659       $ 526,936
                                                          ============    ===========

The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                  Three Months        Three Months
                                    Ended                Ended
                               December 31, 2008    December 31, 2007
                               -----------------   -----------------
Operating revenue:
 Portfolio collections            $         --          $       --

Operating expenses:
 Portfolio collection costs             28,348               7,234
 General & administrative              105,442             112,721
                                      ---------          ---------
  Operating expenses                   133,790             119,955
                                      ---------          ---------
  Operating loss                      (133,790)          (119,955)
Other income (expense):
  Interest income                            6                --
  Interest expense                     (18,579)            (7,757)
                                      ---------          ---------
  Net loss from operations            (152,363)          (127,712)
                                      ---------          ---------

Net Loss                              (152,363)          (127,712)
                                      =========          =========

Net Loss attributable to
       common shareholders            (152,363)          (127,712)


Basic loss per share              $      (0.00)          $  (0.00)
                                     ==========          =========

Weighted average common
Shares outstanding:
Basic                                23,999,612         23,999,612
                                     ==========         ==========
Dividends per share of common stock        none               none
Dividends per share of preferred stock    $0.03              $0.03
                                     ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Three Months Ended  Three Months Ended
                                                 December 31, 2008    December 31, 2007
                                                  ------------------  -----------------
Cash flows from operating activities:
 Net loss                                          $    (152,363)       $   (127,712)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                              295                 295
  Reduction of debt receivable purchase price
    due to gross collections received                     49,506              19,874
  Interest contributed to capital                          5,293               5,293

 Changes in operating assets and liabilities:
  Trade receivables                                         (561)                (68)
  Accounts payable and accrued expenses                      372              29,096
  Interest payable - related party                            --             (17,277)
  Interest paid on Notes Payable Other                   (10,548)                 --
                                                       ----------          ----------
  Cash used in operating activities                     (108,006)            (90,499)

Cash flows from financing activities:
  Credit lines payable                                     9,626                  --
  Proceeds from convertible notes
     payable - related party                              81,794              85,686
  Proceeds from notes payable - related party             10,000                  --
  Preferred stock dividend                               (18,450)                 --
                                                       ----------          ----------
Cash provided by financing activities                     82,970              85,686
                                                       ----------          ----------

Decrease in cash and cash equivalents                    (25,036)             (4,813)
Cash at beginning of period                               26,311              14,742
                                                       ----------          ----------
Cash and cash equivalents at end of period              $  1,275               9,929
                                                       ==========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                          5,293               5,293
Payment of secured loans and accrued
   interest with preferred stock to related party             --             125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ISA INTERNATIONALE INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 NATURE OF BUSINESS AND SIGNIFICANT EVENTS

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

These condensed consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation. The companies resumed operations in September 2005 as a result of a distressed consumer debt purchase agreement which commenced on May 18, 2005, and currently operate as debt collection companies.

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2008 and the results of its operations and cash flows for the three months ended December 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-KSB.

The Company accounts for its debt receivables under the guidance of Statement of Position ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the debt receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the debt receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the debt receivable portfolios. Alternatively, The Company's have chosen to use the "cost recovery method" for revenue recognition under which no revenue is recognized until the original investment cost of the portfolio less write-offs has been recovered. The Company has plans to convert to a revenue amortization model where the carrying value of the debt receivables based on the actual cash flows received in relation to the expected cash flows when it has gathered sufficient data and experience to make those projections.

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

The Company believes the remaining portfolio debt receivable carrying costs of $438,465 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from July 1, 2008 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On June 30, 2008, the Company purchased an additional $141,696 of distressed debt portfolio receivables. On July 28, 2008, the Company purchased an additional $230,864 distressed debt receivables and both are included in finance contract receivables on our balance sheet at December 31, 2008.

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

Changes in debt receivables for the quarter ended December 31, 2008:

  Balance at beginning of period, September 30, 2008             $ 487,972
  Acquisition of debt receivables                                       --
  Cash collections applied to principal                            (42,188)
  Buybacks and returns                                              (7,319)
  Impairment write down to carrying cost                                --
                                                          -----------------
  Balance at the end of the period, December 31, 2008           $  438,465
                                                          =================

  Estimated Remaining Collections ("ERC")(Unaudited)         * $ 1,208,451
                                                          =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the three months ended December 31, 2008.

Under SOP 03-3 guidance, debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently, no additional amortizable costs are below fair market value.

There were no operating revenues through December 31, 2008. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,106,441 at December 31, 2008. The net loss for the three month period ended December 31, 2008 from operating activities was $152,363. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $178,631. Also, the Company has incurred $411,559 in Notes payable to finance portfolio purchases and $82,709 in Convertible notes payable to a related party as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 BASIS OF PRESENTATION

The accompanying audited and unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying amounts of financial instruments including other current assets, accounts payable and other current liabilities including accounts payable and notes payable approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss carry-forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions less the effects of accelerated depreciation for the federal government. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company has incurred significant net operating losses since its inception but has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements.

Earnings (Loss) Per Share: The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common shares outstanding. If applicable, diluted earnings per share assumes the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, determined by the treasury stock method, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share.

Fixed Assets: Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method over management prescribed recovery periods. When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between un-depreciated cost and proceeds from disposition is recorded as a gain or loss.

Advertising Costs: Advertising costs are expensed as incurred. There have been no advertising costs incurred during the periods covered by these notes.

Long-Lived Assets: In accordance with FASB Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Should there be impairment in the future; the Company will recognize the impairment loss as the difference between the carrying amount and fair value of the asset based on discounted expected consolidated future cash flows from the impaired assets.

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2008 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended December 31, 2008. No additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

Note 4 RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE - AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement is not expected to effect the Company's financial reporting.

In May of 2008, the FASB issued Statement No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

In March 2008, the FASB issued SFAS No.161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any impact of adopting SFAS 161 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, and will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect there to be any impact of adopting SFAS 160 on its financial position.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact adopting this statement will have on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. The provisions of FAS 157 became effective as of the beginning of our 2009 fiscal year. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of December 31, 2008, 610,000 shares of Convertible Preferred Stock were issued and outstanding; $275,000 preferred shares were issued to the Company's financing company during the fiscal year ended September 30, 2007 and 335,000 shares were issued during the fiscal year ended September 30, 2008 for repayment of convertible/secured debt to a related party. The preferred shares are convertible at the rate of one preferred to five common shares at the option of the holder. The accumulated deficit for the quarter ended December 31, 2008 was adjusted for a dividend distribution of $18,450 on 12% Convertible Preferred Stock.

Common Stock
As of December 31, 2008, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended December 31, 2008.

Stock Options
There were no stock options issued or exercised during the quarter ended December 31, 2008.

Note 6 Indemnification Agreement - Related Party

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

During the four years of the agreement, DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as three defaulted convertible debentures totaling $200,000. These notes are included on the books of the Company along with the related accrued interest payable in the amount of $178,631. The following is a summary of the presentation of these liabilities in the Balance Sheet at December 31, 2008:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $ 200,000      $      --
  Defaulted accrued interest payable                178,631             --
  Less, contra-indemnification receivable          (378,631)            --
                                                  ---------      ---------
  Balances per Balance Sheet, at
    December 31, 2008:                           $      --       $      --
                                                  =========      =========

The Company believes that beyond the $378,631 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 7 CREDIT LINES PAYABLE

During the quarter ended December 31, 2008, the Company borrowed $9,626 on its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 8 CONVERTIBLE DEBT

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

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was lowered to 6% per annum for this note. The debenture is also convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder.

As of December 31, 2008, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $178,631 and the three remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 6 in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

During the three months ended December 31, 2008, an additional net amount of $56,794 was loaned to the Company by an entity owned by two of the Company's stockholders.

The Company also incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 for the three months ended December 31, 2008. This amount was accrued as an expense with the liability transferred to the loan payable-related party account.

As of December 31, 2008 and September 30, 2008, the secured loans totaled $82,709 and $915, respectively and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended December 31, 2008 and 2007 amounted to $971 and $19,740, respectively. The Company issued a 12% short-term secured promissory note for $82,709 with the Company's debt receivable assets pledged as collateral.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-Q will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "could," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

Company History and Overview

ISA Internationale, Inc ("ISAI") was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which was a wholly owned subsidiary of ISAI. Shoptropolis was engaged in the development of a multimedia home shopping network generating direct retail sales of varied products from TV viewers and internet shoppers. This subsidiary was acquired when the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc.

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

In 2008, the Company, through its subsidiary companies, established in-house capabilities to collect debt portfolios in addition to using third party agents. Additional staff includes Donald Kampmann, President of ISA Acceptance Corporation as a full time consultant and three collectors in collection operations.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At December 31, 2008, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $438,465. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the three months ended December 31, 2008 and 2007.

Sales and Gross Profit

No net revenue was recorded for the three months ended December 31, 2008 and 2007 for collection of debt receivables using the cost recovery method of revenue recognition. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $42,188 and $7,319 in buybacks were collected in the three months ended December 31, 2008. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs, general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $28,348 compared to $7,234 for the three months ended December 31, 2007. General and administrative expenses were $105,442 for the three months ended December 31, 2008 compared to $112,721 for three months ended December 31, 2007. Interest expense for the three months ended December 31, 2008 totaled $18,579 compared to $7,757 for the three month period ended December 31, 2007 due to loans financing the additional receivables purchase.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in establishing its direct collection business operations.

Liquidity and Capital Resources

As of December 31, 2008, the Company had total assets of $452,659 consisting of $1,275 in cash, $2,570 in trade receivables, $2,658 in office equipment less depreciation, $438,465 in finance contracts receivables - net, $7,600 in notes receivables, and $91 in other assets for organization costs. It had $601,071 in current liabilities consisting of $97,177 in accounts payable and accrued expenses, $82,709 in convertible notes payable-related party, $411,559 in notes payable-related party and two new bank credit lines payable totaled $9,626.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company will continue its complete reorganization of financial affairs and obligations as well as the capital requirements to support its operational activities required now as a result of additional debt receivable purchases in 2008 and the related expenditures that will be required.

The Company is currently seeking additional sources of debt or equity financing to replace the financing agreement consummated in November 2000 with Doubletree Capital Partners, Inc. Until the reorganization process is fully completed and sources of capital needs are determined and defined, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of a bankruptcy filing petition either voluntary or involuntary by creditors of the Company.

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's Form 10-KSB submission for the year ended September 30, 2008, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2009 due to a recessionary economy.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2008 of $9,106,441. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and need for significant additional capital, the Form 10-KSB reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2008, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

Two principal shareholders, Doubletree Capital Partners, Inc. (DCP) and Bernard L. Brodkorb, beneficially own approximately 89.85% and 85.48%, respectively of the Company's outstanding common stock at December 31, 2008 compared to 89.45% and 84.90%, respectively on December 31, 2007. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board and its stock symbol is ISAT. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Electronic Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,106,441 at December 31, 2008. The net loss for the three month period ended December 31, 2008 was $152,363. The Company currently owes $82,709 for a convertible note payable to a related third party investment company and $411,559 in short-term notes payable to a related party for the purchase of distressed debt portfolios and working capital. Two new bank credit lines were established and as of December 31, 2008 had a balance due of $9,626. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its reorganization efforts and expand its direct collection operations. There can be no assurance these actions will be successful.

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $200,000 in principal and $178,631 in accrued interest as of December 31, 2008. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 3. CONTROLS AND PROCEDURES

3.1 Evaluation of Controls and Procedures

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

3.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As a smaller reporting company with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ended September 30, 2010. During fiscal years 2006, 2007, and 2008, management reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company may engage a third party consultant to assist it with the improvement of such internal controls over financial reporting. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. The Company believes the Company's risk of control failure is low due to the financial expertise of its President and the small size of operations. The Company will begin work with independent consultants to comply with the requirement of auditor attestation of our internal controls due with our fiscal year 2010 annual report.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending December 31, 2008, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2008.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2008, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $178,631 as of December 31, 2008 has been assumed by an indemnification agreement with a related investment party (see note 6 and 8 in the notes to financial statements).

ITEM 4. Submission of Matters to a Vote of Security Holders
        None

ITEM 5. Other Information
        None

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
       EX-31.1   Certification of the Chief Executive Officer and Chief
Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       EX-32.1   Certification of the Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K reports filed during quarter:
Form 8-K report filed on October 28, 2008 incorporated herein by reference.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: February 17, 2009



22

3