Form 10-Q
period 2009-03-31
ISA INTERNATIONALE INC
filed 2009-05-15
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2009

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

On May 14, 2009 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 610,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder, require the issuance of an additional 3,050,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets                            3
        Condensed Consolidated Statements of Operations (Unaudited)      4
        Condensed Consolidated Statements of Cash Flows (Unaudited)      5
        Notes to Condensed Consolidated Financial Statements          6-13

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        14-20
ITEM 4. Controls and Procedures                                         21

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     22

ITEM 3. Defaults upon Senior Securities                                 22

ITEM 4. Submission of Matters to a Vote of Security Holders             22

ITEM 5. Other Information                                               22

ITEM 6. Exhibits and Reports on Form 8-K                                22

Signatures                                                              22

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            March 31,     September 30,
                                                              2009           2008
                                                           (Unaudited)     (Audited)
                    ASSETS                              ---------------  -------------
Current assets:
   Cash and cash equivalents                               $   11,619      $   26,311
   Trade receivables                                            1,834           2,010
                                                         -------------    -----------
Total current assets:                                          13,453          28,321

Office equipment, net                                           2,383           2,933

Other assets:
   Finance contract receivables, net of collections           405,573         487,972
   Notes receivable                                             7,600           7,600
   Other assets                                                    71             110
                                                          ------------   ------------
Total Assets                                                $ 429,080      $  526,936
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - trade and taxes                         103,676          96,805
   Credit lines payable                                        13,015              --
   Notes payable - related party                              471,847         401,560
   Convertible note payable - related party                   126,368             915
   Accrued interest payable - related party                    13,760          10,548
                                                         ------------       ---------
Total current liabilities                                     728,666         509,828

                                                          ------------      ---------
Total Liabilities                                          $  728,666      $  509,828
                                                          ------------ 	------------
Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 610,000 shares
     issued and outstanding at March 31, 2009
     and  at September 30, 2008                                    61              61
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612 shares
     issued and outstanding at March 31, 2009
       and at September 30, 2008                                2,400           2,400
   Additional paid-in capital                               9,498,246       9,487,775
   Treasury stock                                            (537,500)       (537,500)
   Accumulated deficit                                     (9,262,793)     (8,935,628)
                                                          ------------     -----------
   Total stockholders' equity (deficit)                      (299,586)         17,108
                                                          ------------      ---------
Total liabilities and stockholders' equity (deficit)        $ 429,080       $ 526,936
                                                          ============    ===========

The accompanying notes are an integral part of these financial statements.

                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                               Three Months    Three Months      Six Months      Six Months
                                  Ended            Ended           Ended           Ended
                            March 31, 2009   March 31, 2008   March 31, 2009   March 31, 2008
                            ---------------  --------------   ---------------   --------------
Operating revenue:
 Portfolio collections            $      --       $     --          $     --        $      --

Operating expenses:
 Portfolio collection costs          30,677          7,149            59,025          14,384
 General & administrative            85,312         88,436           190,754         201,157
                                  ---------       ---------       ----------       ----------
  Operating expenses                115,989         95,585           249,779         215,541
                                  ---------       ---------       ----------       ----------
  Operating loss                   (115,989)       (95,586)         (249,779)       (215,541)
Other income (expense):
  Interest income                         0             --                 6              --
  Interest expense                  (22,313)        (6,068)          (40,893)        (13,824)
                                  ---------       ---------       ----------       ----------
  Net loss from operations         (138,302)      (101,653)         (290,666)       (229,365)
                                  ---------       ---------       ----------       ----------

Net loss                           (138,302)      (101,653)         (290,666)       (229,365)
  Dividend to preferred
       shareholders                 (18,050)       (11,967)          (36,500)        (20,285)
                                   =========      =========       ===========      ==========

Net loss attributable to
       common shareholders         (156,352)      (113,620)         (327,166)       (249,650)


Basic loss per share               $ (0.006)      $ (0.004)         $ (0.012)       $ (0.01)

Basic loss per share
        attributable to
        common shareholders          $ (0.007)      $ (0.005)         $ (0.014)       $ (0.01)
                                  ==========      =========       ===========      ==========

Weighted average common
Shares outstanding:
Basic                             23,999,612      23,999,612      23,999,612       23,999,612
                                  ==========      ==========      ==========       ==========
Dividends per share of
  common stock                         none             none            none             none

Dividends per share of
  preferred stock    $               $0.030           $0.030          $0.060           $0.045
                                  ==========      ==========      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Six Months Ended     Six Months Ended
                                                 March 31, 2009       March 31, 2008
                                                  ------------------  -----------------
Cash flows from operating activities:
 Net loss                                          $    (290,666)       $   (229,365)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                              589                 589
  Reduction of debt receivable purchase price
    due to gross collections received                     82,400              39,589
  Interest contributed to capital                         10,471              10,529

 Changes in operating assets and liabilities:
  Trade account receivables                                  176                 375
  Accounts payable and accrued liabilities                 6,872              45,230
  Accrued expenses - related party                            --                 (68)
  Accrued interest payable-related party                   3,211             (17,277)
                                                         ----------          ----------
  Cash used in operating activities                     (186,947)           (150,398)

Cash flows from financing activities:
  Bank line of credit payable                             13,015                  --
  Proceeds from notes payable - related party             70,287                  --
  Proceeds from issuance of convertible debt
  - related party                                        125,453             141,408
  Preferred stock dividend                               (36,500)                 --
                                                       ----------         ----------
Cash provided (used) by financing activities             172,255             141,408
                                                       ----------         ----------

Decrease in cash and cash equivalents                    (14,692)             (9,290)
Cash at beginning of period                               26,311              14,742
                                                       ----------         ----------
Cash and cash equivalents at end of period              $ 11,619           $   5,452
                                                       ==========         ==========

Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                       $ 10,471           $  10,529
                                                       ==========         ==========
Accrued preferred stock dividend expense                $(36,500)          $      --
                                                       ==========         ==========
Payment of convertible and secured loans and accrued
   interest with preferred stock to related party       $     --           $ 180,000
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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at March 31, 2009 and the results of its operations and cash flows for the six months ended March 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-KSB.

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

The Company believes the remaining portfolio debt receivable carrying costs of $405,573 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from July 1, 2008 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On June 30, 2008, the Company purchased $141,696 of distressed debt portfolio receivables. On July 28, 2008, the Company purchased an additional $230,864 distressed debt receivables and both are included in finance contract receivables on our balance sheet at March 31, 2009.

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

Changes in debt receivables for the quarter ended March 31, 2009:

  Balance at beginning of period, December 31, 2008              $ 438,465
  Acquisition of debt receivables                                       --
  Cash collections applied to principal                            (28,966)
  Buybacks and returns                                              (3,926)
  Impairment write down to carrying cost                                --
                                                          -----------------
  Balance at the end of the period, March 31, 2009              $  405,573
                                                          =================

  Estimated Remaining Collections ("ERC")(Unaudited)         * $ 1,233,295
                                                          =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the six months ended March 31, 2009.

Under SOP 03-3 guidance, debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently, no additional amortizable costs are below fair market value.

There were no operating revenues through March 31, 2009. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,262,793 at March 31, 2009. The net loss for the six month period ended March 31, 2009 from operating activities was $290,666. The Company had convertible debenture debt in default in the amount of $200,000, plus related accrued interest payable of $183,809. Also, the Company has incurred $471,847 in Notes payable to finance portfolio purchases and $126,368 in Convertible notes payable to a related party as of March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2009 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended March 31, 2009. No additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

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

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective as of the beginning of our 2009 fiscal year. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. The provisions of FAS 157 became effective as of the beginning of our 2009 fiscal year. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial results of the Company.

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of March 31, 2009, 610,000 shares of Convertible Preferred Stock were issued and outstanding; 275,000 preferred shares were issued to the Company's financing company during the fiscal year ended September 30, 2007 and 335,000 shares were issued during the fiscal year ended September 30, 2008 for repayment of convertible/secured debt to a related party. The preferred shares are convertible at the rate of one preferred to five common shares at the option of the holder. The accumulated deficit for the quarter ended March 31, 2009 was adjusted for a dividend distribution of $18,050 on 12% Convertible Preferred Stock.

Common Stock
As of March 31, 2009, 23,999,612 shares of common stock were issued and outstanding. No additional shares were issued during the quarter ended March 31, 2009.

Stock Options
There were no stock options issued or exercised during the quarter ended March 31, 2009.

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

During the four years of the agreement, DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as three defaulted convertible debentures totaling $200,000. These notes are included on the books of the Company along with the related accrued interest payable in the amount of $183,809. The following is a summary of the presentation of these liabilities in the Balance Sheet at March 31, 2009:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $ 200,000      $      --
  Defaulted accrued interest payable                183,809             --
  Less, contra-indemnification receivable          (383,809)            --
                                                  ---------      ---------
  Balances per Balance Sheet, at
    March 31, 2009:                               $      --      $      --
                                                  =========      =========

The Company believes that beyond the $383,809 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 7 CREDIT LINES PAYABLE

During the quarter ended March 31, 2009, the Company borrowed $13,015 on its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

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

As of March 31, 2009, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $183,809 and the three remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 6 in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

During the three months ended March 31, 2009, an additional net amount of $18,659 was loaned to the Company by an entity owned by two of the Company's stockholders.

The Company also incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 for the three months ended March 31, 2009. This amount was accrued as an expense with the liability transferred to the note payable-related party account.

As of March 31, 2009 and December 31, 2008, the secured loans totaled $126,368 and $915, respectively and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended March 31, 2009 and December 31, 2008 amounted to $2,785 and $971, respectively. The Company issued a 12% short-term secured promissory note for $126,368 with the Company's debt receivable assets pledged as collateral.

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

At March 31, 2009, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $405,573. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the three months ended March 31, 2009 and 2008.

Sales and Gross Profit

No net revenue was recorded for the three months ended March 31, 2009 and 2008 for collection of debt receivables using the cost recovery method of revenue recognition. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $28,966 was collected in the three months ended March 31, 2009. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs, general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the three months ended March 31, 2009 were $30,677 compared to $7,149 for the three months ended March 31, 2008. General and administrative expenses were $85,312 for the three months ended March 31, 2009 compared to $88,436 for three months ended March 31, 2008. Interest expense for the three months ended March 31, 2009 totaled $22,313 compared to $6,068 for the three month period ended March 31, 2008 due to loans financing the additional receivables purchase.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in establishing its direct collection business operations.

Liquidity and Capital Resources

As of March 31, 2009, the Company had total assets of $429,080 consisting of $11,619 in cash, $1,834 in trade receivables, $2,383 in office equipment less depreciation, $405,573 in finance contract receivables - net, $7,600 in notes receivables, and $71 in other assets for organization costs. It had $728,666 in current liabilities consisting of $103,676 in accounts payable and accrued expenses, $126,368 in convertible notes payable-related party, $471,847 in notes payable-related party and two new bank credit lines payable totaled $13,015.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2009 of $9,262,793. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Two principal shareholders, Doubletree Capital Partners, Inc. (DCP) and Bernard L. Brodkorb, beneficially own approximately 89.85% and 85.48%, respectively of the Company's outstanding common stock at March 31, 2009 and December 31, 2008. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,262,793 at March 31, 2009. The net loss for the three month period ended March 31, 2009 was $138,302. The Company currently owes $126,368 for a convertible note payable to a related third party investment company and $471,847 in short-term notes payable to a related party for the purchase of distressed debt portfolios and working capital. Two new bank credit lines were established and as of March 31, 2009 had a balance due of $13,015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $200,000 in principal and $183,809 in accrued interest as of March 31, 2009. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 4. CONTROLS AND PROCEDURES

4.1 Evaluation of Controls and Procedures

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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending March 31, 2009, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2009.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2009, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $183,809 as of March 31, 2009 has been assumed by an indemnification agreement with a related investment party (see note 6 and 8 in the notes to financial statements).

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

      Date: May 14, 2009



1

3