Form 10-Q
period 2009-06-30
ISA INTERNATIONALE INC
filed 2009-08-07
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2009

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

On August 6, 2009 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 610,000 shares of Convertible Preferred Stock, par value $.0001 per share outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder, require the issuance of an additional 3,050,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets                            3
        Condensed Consolidated Statements of Operations (Unaudited)      4
        Condensed Consolidated Statements of Cash Flows (Unaudited)      5
        Notes to Condensed Consolidated Financial Statements          6-14

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        15-21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      22

ITEM 4. Controls and Procedures                                         22

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     23

ITEM 3. Defaults upon Senior Securities and Other Notes Payable         23

ITEM 4. Submission of Matters to a Vote of Security Holders             23

ITEM 5. Other Information                                               23

ITEM 6. Exhibits and Reports on Form 8-K                                23

Signatures                                                              24

                    PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                           ISA INTERNATIONALE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            June 30,     September 30,
                                                              2009           2008
                                                           (Unaudited)     (Audited)
                    ASSETS                              ---------------  -------------
Current assets:
   Cash and cash equivalents                               $   13,873      $   26,311
   Trade receivables                                            1,251           2,010
                                                         -------------    -----------
Total current assets:                                          15,124          28,321

Office equipment, net                                           2,108           2,933

Other assets:
   Finance contract receivables, net of collections           361,088         487,972
   Notes receivable                                             7,600           7,600
   Other assets                                                    52             110
                                                          ------------   ------------
Total Assets                                                $ 385,972      $  526,936
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - trade and taxes                      $  106,831      $   96,805
   Notes payable - related party                              471,847         401,560
   Convertible note payable - related party                   217,550             915
   Accrued interest payable - related party                    28,073          10,548
                                                         ------------       ---------
Total current liabilities                                     824,301         509,828

                                                          ------------      ---------
Total Liabilities                                             824,301         509,828
                                                          ------------ 	------------
Stockholders' Equity (deficit):
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 610,000 shares
     issued and outstanding at June 30, 2009
     and at September 30, 2008                                     61              61
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612 shares
     issued and outstanding at June 30, 2009
       and at September 30, 2008                                2,400           2,400
   Additional paid-in capital                               9,503,482       9,487,775
   Treasury stock                                            (537,500)       (537,500)
   Accumulated deficit                                     (9,406,772)     (8,935,628)
                                                          ------------     -----------
   Total stockholders' equity (deficit)                      (438,329)         17,108
                                                          ------------      ---------
Total liabilities and stockholders' equity (deficit)        $ 385,972       $ 526,936
                                                          ============    ===========

The accompanying notes are an integral part of these financial statements.

                                     ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                               Three Months    Three Months     Nine Months     Nine Months
                                  Ended            Ended           Ended           Ended
                            June 30, 2009     June 30, 2008    June 30, 2009    June 30, 2008
                            ---------------  --------------   ---------------   --------------
Operating revenue:
 Portfolio collections            $      --       $     --          $     --        $      --

Operating expenses:
 General & administrative            81,810         83,291           272,564         284,448
 Portfolio collection costs          19,177          4,142            78,202          18,526
                                  ---------       ---------       ----------       ----------
  Operating expenses                100,987         87,434           350,766         302,974
                                  ---------       ---------       ----------       ----------
  Operating loss                   (100,987)       (87,434)         (350,766)       (302,974)
Other income (expense):
  Interest income                        --             --                 6              --
  Interest expense                  (24,742)        (6,077)          (65,635)        (19,902)
                                  ---------       ---------       ----------       ----------
  Net loss from operations         (125,729)       (93,511)         (416,395)       (322,876)
                                  ---------       ---------       ----------       ----------
Net loss                           (125,729)       (93,511)         (416,395)       (322,876)
  Dividend to preferred
       shareholders                 (18,250)       (13,613)          (54,750)        (33,898)
                                   =========      =========       ===========      ==========

Net loss attributable to
       common shareholders         (143,979)      (107,124)         (471,145)       (356,773)


Basic loss per share               $ (0.005)      $ (0.004)         $ (0.017)       $ (0.013)

Basic loss per share
        attributable to
        common shareholders         $ (0.006)      $ (0.004)         $ (0.020)       $ (0.015)
                                  ==========      =========       ===========      ==========

Weighted average common
Shares outstanding:
Basic                            23,999,612     23,999,612        23,999,612      23,999,612
                                 ==========      ==========      ==========       ==========
Dividends per share of
  common stock                       none           none             none             none

Dividends per share of
  preferred stock                   $0.030         $0.034            $0.090          $0.030
                                ==========      ==========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                 Nine Months Ended    Nine Months Ended
                                                  June 30, 2009        June 30, 2008
                                                  ------------------  -----------------
Cash flows from operating activities:
 Net loss                                          $    (416,395)       $   (322,876)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                              884                 884
  Reduction of debt receivable purchase price
    due to gross collections received                    126,884              51,251
  Interest contributed to capital                         15,707              15,764

 Changes in operating assets and liabilities:
  Trade account receivables                                  759               1,727
  Accounts payable and accrued liabilities                10,027              62,739
  Accrued expenses - related party                            --                (368)
  Accrued interest payable-related party                  17,524             (17,277)
                                                       ----------            --------
  Cash used in operating activities                     (244,610)           (208,156)

Cash flows from investing activities:
  Debt receivables purchased                                 --             (141,696)
                                                       ----------          ---------
  Cash used in investing activities                          --             (141,696)

Cash flows from financing activities:
  Proceeds from notes payable - related party             70,287             160,696
  Proceeds from issuance of convertible debt
  - related party                                        216,635             196,294
  Preferred stock dividend                               (54,750)                 --
                                                       ----------         ----------
Cash provided (used) by financing activities             232,172             356,990
                                                       ----------         ----------

Decrease in cash and cash equivalents                    (12,439)              7,138
Cash at beginning of period                               26,311              14,742
                                                       ----------         ----------
Cash and cash equivalents at end of period              $ 13,873           $  21,880
                                                       ==========         ==========

Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                       $ 15,707           $  15,764
Accrued preferred stock dividend expense                $(54,750)          $ (33,897)
Payment of convertible and secured loans and accrued
   interest with preferred stock to related party       $     --           $ 236,103
                                                       ==========         ==========
     Total non-cash transactions                       $ (39,043)          $ 285,764

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at June 30, 2009 and the results of its operations and cash flows for the nine months ended June 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-KSB.

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

The Company believes the remaining portfolio debt receivable carrying costs of $361,088 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from July 1, 2008 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On June 30, 2008, the Company purchased $141,696 of distressed debt portfolio receivables. On July 28, 2008, the Company purchased an additional $230,864 distressed debt receivables and both are included in finance contract receivables on our balance sheet at June 30, 2009.

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

Changes in debt receivables for the quarter ended June 30, 2009:

  Balance at beginning of period,    March 31, 2009              $ 405,573
  Acquisition of debt receivables                                       --
  Cash collections applied to principal                            (44,485)
  Buybacks and returns                                                  --
  Impairment write down to carrying cost                                --
                                                          -----------------
  Balance at the end of the period, June 30, 2009               $  361,088
                                                          =================

  Estimated Remaining Collections ("ERC")(Unaudited)         * $ 1,081,300
                                                          =================
* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the nine months ended June 30, 2009.

Under SOP 03-3 guidance, debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently, no additional amortizable costs are below fair market value.

There were no operating revenues through June 30, 2009. Revenue will be recognized based on AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,406,772 at June 30, 2009. The net loss for the nine month period ended June 30, 2009 from operating activities was $416,395. The Company has incurred $471,847 in Notes payable to finance portfolio purchases and $217,550 in Convertible notes payable to a related party as of June 30, 2009. Also there is $106,833 in Trade Accounts Payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended June 30, 2009. No additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2010. This will not have an impact on the consolidated results of the Company.

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of June 30, 2009, 610,000 shares of Convertible Preferred Stock were issued and outstanding; 275,000 preferred shares were issued to the Company's financing company during the fiscal year ended September 30, 2007 and 335,000 shares were issued during the fiscal year ended September 30, 2008 for repayment of convertible/secured debt to a related party. The preferred shares are convertible at the rate of one preferred to five common shares at the option of the holder. The accumulated deficit for the quarter ended June 30, 2009 was adjusted for a dividend distribution of $18,250 on 12% Convertible Preferred Stock.

Common Stock
As of June 30, 2009, 23,999,612 shares of common stock were issued and outstanding. No additional shares were issued during the quarter ended June 30, 2009.

Stock Options
There were no stock options issued or exercised during the quarter ended June 30, 2009.

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

During the four years of the agreement, DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as three defaulted convertible debentures totaling $200,000. These notes are included on the books of the Company along with the related accrued interest payable in the amount of $189,044. The following is a summary of the presentation of these liabilities in the Balance Sheet at June 30, 2009:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $ 200,000      $      --
  Defaulted accrued interest payable                189,044             --
  Less, contra-indemnification receivable          (389,044)            --
                                                  ---------      ---------
  Balances per Balance Sheet, at
    June 30, 2009:                               $      --      $      --
                                                  =========      =========

The Company believes that beyond the $389,044 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 7 CREDIT LINES PAYABLE

During the quarter ended June 30, 2009, the Company paid back $13,015 on its available bank credit lines of $20,000. The current balance is zero. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 8 CONVERTIBLE DEBT

Convertible Debentures

The Company issued convertible debentures in a private placement between November 1999 and May 2000. These debentures were convertible at the option of the holder into common stock at $1.50 per share and bear interest, which is payable quarterly beginning June 30, 2000 at 12%. The debentures had a term of three years and matured between November 2002 and May 2003. The issuance of these debentures included a beneficial conversion feature with intrinsic value resulting from the market price for common stock being greater than the option price. The beneficial conversion feature amounted to $422,920, which was greater than the proceeds of the related debentures by $25,000. The amount of the beneficial conversion feature not exceeding the proceeds from the debentures is immediately recognized as interest expense because the right to convert to common stock is vested upon issuance of the debentures. Accordingly, interest expense for the year ended December 31, 2000 included $397,920 related to the beneficial conversion feature.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was lowered to 6% per annum for this note. The debenture is also convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder.

As of June 30, 2009, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $189,044 and the three remaining convertible debentures have been classified as a current liability amounting to $200,000. Reference should be made to note 6 in these notes to financial statements as this amount has been offset by a contra-indemnification receivable.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

During the three months ended June 30, 2009, an additional net amount of $66,182 was loaned to the Company by an entity owned by two of the Company's stockholders.

The Company also incurred expenditures with its President who is also a stockholder for consulting services amounting to $25,000 for the three months ended June 30, 2009. This amount was accrued as an expense with the liability transferred to the note payable-related party account.

As of June 30, 2009 and December 31, 2008, the secured loans totaled $217,550 and $915, respectively and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended June 30, 2009 and nine months ended June 30, 2009 amounted to $24,742 and $65,635, respectively. The Company issued a 12% short-term secured promissory note for $126,368 with the Company's debt receivable assets pledged as collateral.

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

In 2008, the Company, through its subsidiary companies, established in-house capabilities to collect debt portfolios in addition to using third party agents. Staff includes Donald Kampmann, President of ISA Acceptance Corporation, as a full time consultant, three collectors in collection operations, and a full-time licensed Attorney specializing in collections.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At March 31, 2009, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $361,088. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the nine months ended June 30, 2009 and 2008.

Sales and Gross Profit

No net revenue was recorded for the nine months ended June 30, 2009 and 2008 for collection of debt receivables using the cost recovery method of revenue recognition. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts in the amount of $44,485 were collected from the debt portfolios in the three months ended June 30, 2009. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs, general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the nine months ended June 30, 2009 were $78,202 compared to $18,526 for the nine months ended June 30, 2008. General and administrative expenses were $272,564 for the nine months ended June 30, 2009 compared to $284,448 for nine months ended June 30, 2008. Interest expense for the nine months ended June 30, 2009 totaled $65,635 compared to $19,902 for the nine month period ended June 30, 2008 due to loans financing the additional receivables purchase.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in establishing its direct collection business operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total assets of $385,972 consisting of $13,873 in cash, $1,251 in trade receivables, $2,108 in office equipment less depreciation, $361,088 in finance contract receivables - net, $7,600 in notes receivables, and $52 in other assets for organization costs. It had $824,302 in current liabilities consisting of $106,833 in accounts payable and accrued expenses, $217,550 in convertible notes payable-related party, $471,847 in notes payable-related party with $28,073 in accrued interest payable.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2009 of $9,406,772. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Two principal shareholders, Doubletree Capital Partners, Inc. (DCP) and Bernard L. Brodkorb, beneficially own approximately 89.85% and 85.48%, respectively of the Company's outstanding common stock at June 30, 2009 and December 31, 2008. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,406,772 at June 30, 2009. The net loss for the nine month period ended June 30, 2009 was $416,395. The Company currently owes $217,550 for a convertible note payable to a related third party investment company and $471,847 in short-term notes payable to a related party for the purchase of distressed debt portfolios and working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial plan depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $200,000 in principal and $189,044 in accrued interest as of June 30, 2009. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the registrant.


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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the nine months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the nine months ending June 30, 2009, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2009.

ITEM 3. Defaults Upon Senior Securities and Other Notes Payable

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2009, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $189,044 as of June 30, 2009 has been assumed by an indemnification agreement with a related investment party (see note 6 and 8 in the notes to consolidated financial statements).

The Company was granted an extension of the due date of June 29, 2009 for an accumulated interest payment on a note payable due to a related party was extended by mutual agreement to December 29, 2009. This does not affect the results of the consolidated financial statements presented in this report. On June 30, 2009 the Company had not paid the accrued interest due on a note payable in the amount of $9,749. The Company also has three other notes payable with interest payable on July 24, 2009 in the amount of $19,825. On August 5, 2009 the Company received an extension until December 29, 2009 to pay the accrued interest on these notes. The Company is endeavoring to re-structure the terms and conditions of all promissory notes payable to the related party in the principal amount of $471,847 and accrued interest of $28,073 as of June 30, 2009.

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

      Date: August 6, 2009



24

3