Form 10-K
period 2009-09-30
ISA INTERNATIONALE INC
filed 2010-01-13
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                 FORM 10-K


       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal year ended September 30, 2009.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X] No []

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" (as defined in the Exchange Act Rule 12b-2). (Check one):
Large accelerated filer []   Accelerated filer [] Non-accelerated filer []
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act. Yes [] No [X]

State issuer's revenues for its most recent fiscal year: $4,746

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was $129,287 as of December 28, 2009, based upon the average bid price of $.05 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

As of January 12, 2010, the issuer had 23,999,612 shares of common stock outstanding.

There are 916,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001 as of December 28, 2009, convertible into common shares at the rate of 10 common shares for each preferred share for a total of 9,160,000 common shares or an exchange common price of $.10 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

DOCUMENTS INCORPORATED BY REFERENCE:   NONE

Transitional Small Business Disclosure Format:  Yes [] No [X]

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1A. Risk Factors                                                     7
Item 1B. Unresolved Staff Comments                                       13
Item 2.  Description of Property                                         14
Item 3.  Legal Proceedings                                               14
Item 4.  Submission of Matters to a Vote of Security Holders             14


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15
Item 6.  Selected Financial Data                                         17
Item 7.  Management's Discussion and Analysis                            18
Item 7A  Quantitative and Qualitative Disclosures About Market Risk      24
Item 8.  Financial Statements and Supplementary Data                     24
           Index to Audited Financial Statements                         24
           Report of Independent Registered Public Accounting Firm       25
           Consolidated Financial Statements                          26-29
           Notes to Consolidated Financial Statements                 30-39

Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      40
Item 9A. Controls and Procedures                                         40
Item 9B. Other Information                                               41

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Governance      42-43
Item 11. Executive Compensation                                          44
Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                45
Item 13. Certain Relationships and Related Transactions                  46
Item 14. Principal Accounting Fees and Services                          47

                                   PART IV

Item 15. Exhibits                                                        48
         Index to Exhibits, Form 10-K                                    48
         Signatures                                                      48

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

The primary business strategy of Shoptropolis was to develop a multimedia home shopping network for the purpose of offering in-home shoppers a convenient electronic shopping experience through broadcast television, cable, satellite or the Internet, and featuring a broad diversity of high quality, moderately priced, unique consumer products.

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

The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies in California. The receivables purchased represented a portion of distressed debt the companies owned and previously purchased as distressed consumer debt receivables. The Company outsources its collections to one or more carefully selected collection agencies and actively monitors collection and servicing strategies accordingly. For the years ended September 30, 2009 and 2008, The Company recorded no collection revenue due to the Company's adoption of the "cost recovery" method of recognizing debt collection income.

Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistically discerned to facilitate the development of reliable collection assumptions as to the amount of income that can ultimately result from these debt portfolios. Hence the Company does not utilize the "interest method" in accounting for its investment in finance receivables under FASB ASC 310. Accordingly, the Company recognizes income from the collection of its portfolios using the "cost recovery" method. Revenue is recognized only after it has collected the full purchase price less impairment write-downs, for the portfolios purchased during the period from May 18, 2005 to present. During the prior fiscal year ended September 30, 2008, the Company purchased two new portfolios at a cost of $372,559. Inventory carrying values of debt receivables totaled $314,422 on September 30, 2009 compared to $487,972 as of September 30, 2008. Receivable Inventory values have been reduced by gross amounts collected.

The Company believes the earliest year revenues could be recognized would be by the fiscal year 2010, based upon the application of industry recognized standards for receiving cash collections on its purchased debt portfolios. Our collection activities are summarized under note 1.a Nature of Business in the Notes to Consolidated Financial Statements. The Company began collecting third party receivables in August 2009 and earned $4,746 in fee revenue on that activity.

Industry Overview and Trends

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is a rapidly expanding industry driven by:

  -  levels of consumer debt;

  -  charge-off and delinquency rates of the underlying receivables;

  -  utilization of third-party agency collection service providers; and

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

Credit Industry Trends

According to the U.S. Federal Reserve Board, the total outstanding consumer credit balance increased 103% in the 10 years from $1.222 trillion at August 1997 to $2.588 trillion at September 2008. Then, total consumer credit outstanding peaked in the fourth quarter of 2008 at $2.592 trillion. During 2009 total consumer credit outstanding decreased 4.0% and decreased at an annual rate of 3.25% in the third quarter of 2009. The preliminary total for October 2009 was $2.488 trillion outstanding. During 2009, revolving credit decreased at an annual rate of 7.25% and non-revolving credit decreased at an annual rate of 1.0%. The 2008 to 2009 recession has had a significant impact on the amount and quality of the revolving consumer and commercial debt outstanding directly affecting our industry. Not only has it reduced the supply of receivables to collect, it has also made those receivables more difficult to collect due to declining income levels of consumers and reduced profits for businesses.

Recent statistics from the Federal Reserve showed net charge-off rates for consumer loans for Banking Credit Card Lenders at 10.24% for the third quarter of 2009 compared to a rate of 5.73% for the Second Quarter of 2008 indicating a significant decline in credit quality in the last year.

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

The consumer credit industry is becoming more complex and technology oriented every year with new products being offered to consumers, lending institutions, and the debt collection industry. The number of Debit card transactions has now surpassed the number of credit card transactions. The total dollar value of transactions will continue to be dominated by credit cards because the average transaction size is more than double the average debit card transaction. Because of security concerns on the internet, alternative payment methods such as PayPal, Amazon, and Moneta offer consumers the option to make purchases without using credit cards. Walk-in bill payments have become more prevalent, growing at a rate of 2% to 3% a year, with companies such as CheckFreePay, Western Union, and Moneygram offering consumers convenient ways to pay bills and cash checks.

Our Company feels we have an opportunity to purchase more credit card debt at favorable rates as more consumers experience difficulty paying their credit card debt and banks and financial companies watch their charge-off and delinquency rates raise significantly.

Strategy

The Company's current business strategy is to acquire additional portfolios and develop in-house collections capabilities with its own collection staff and related call centers. The Company needs to secure additional suitable financing for purchases of portfolios. The Company received new financing from a related party in 2008 and the Company will continue developing strategies to acquire new financing including conversion of debt to equity.

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

Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. During 2009 the Company expanded it's staff to include a supervisor of our third party collections and nine full and part-time collectors as employees. Also on the date of this report, the Company has one additional administrative full time employee, an attorney working on staff and one accountant retained as an independent consultant. Additional contractors and staff persons are used part-time. Formerly all collection efforts were performed by outside third party agencies.

During fiscal year 2009 our subsidiary, ISA Acceptance Corporation (ISAA), contracted the services of Mr. Donald Kampmann as a consultant to serve as President and CEO responsible for directing the operations of the subsidiary. We added the services of Mr. Marcel Fields who is responsible for managing our internal third party collection service.

Item 1A IMPORTANT RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Business Ventures

The Company completed a purchase of collection consumer debt receivables in 2005 in exchange for 1,250,000 restricted common shares of the Company valued at $1,094,900 and became operational in the consumer debt collection business. The Company intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is executing its operational and marketing strategy to further develop this business venture. ISAC has successfully launched it's third party collection operation and added ten employees.

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

The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

  - the continuation of the growth trend in the level of consumer debt which has been impacted in 2008-2009 by a recessionary economy;

  - the continued volume of consumer receivable portfolios available for sale; and

  - competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

We have seen at certain times the market for acquiring consumer receivable portfolios becoming more competitive, possibly diminishing our ability to acquire such receivables at attractive prices in the future.

The growth in consumer debt in 2008-2009 was affected by:

  -  a slowdown in economic activity and declining stock market values;

  -  reductions in consumer spending and increasing unemployment;

  -  changes in the underwriting criteria by loan originators; and

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

  - our inability to identify and acquire additional consumer receivable portfolios at a reasonable cost;

     a decline in the estimated value of our consumer receivable portfolios;

  - increases in operating expenses associated with the growth of our operations or legal expenses;

  -  and general economic market conditions.

We may not be able to recover sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

In order to operate profitably over the long term, which we have not yet been able to do since our inception, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs.

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

We will be competing with other purchasers of consumer receivable portfolios, third-party collection agencies and other financial services companies managing consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced.

Failure of our third party recovery partners to adequately perform collection services could materially reduce our revenues and our profitability, if any.

While we have greatly expanded the number of states we are licensed to do collections in, we are still dependent upon outside collection agencies to service our consumer receivables in states we are not licensed in. Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings or during periods of recessionary economic activity.

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

Our Chairman and President, and additional consultants are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of these services by these individuals could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios until such time as replacement expertise can be found and utilized in the Company management process.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 23,999,612 shares of common stock issued and outstanding as of the date of this Form 10-K report. Options to purchase approximately 6,000,000 shares of our common stock expired on July 1, 2009. These vested options were never exercised as the exercise price of the options was substantially higher than the current market price of our common stock.

If a significant portion of the outstanding shares of ISAI were sold in the public market, the market value of our common stock could be adversely affected.

History of Losses and Anticipated Further Losses

ISAI has generated limited revenue to date and has an accumulated deficit as of September 30, 2009 of $9,589,536. The Company expects losses to continue until its operations generate revenues at appropriate margins to recover our costs and achieve profitability. There can be no assurance the Company will ever have its future operations prove commercially successful or will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company (DCP) has produced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. Additional financing from DCP is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital. There can be no assurance additional financing from DCP will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2009 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 92.2% of ISAI's outstanding common stock as of September 30, 2009 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

Effects of Trading in the Over-the-Counter Market

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol ISAT. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the NASDAQ Stock Market. Further, new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Election Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

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

Item 1B   Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its fiscal year ended September 30, 2009 and that remain unresolved.

Item 2.   DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAI, rents office space to the Company for a monthly charge of $2,550. The Company doubled our occupied space in 2009 to accommodate our expanded collection staff.

Item 3.  LEGAL PROCEEDINGS

The Company is attempting to settle litigation involving former principal owners of the California collection companies named Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc., to recover losses sustained by the Company in its execution of an agreement to purchase assets of those companies. The Company is actively pursuing this case in cooperation with the United States Bankruptcy Court, Central District of California, San Fernando Valley Division in which we retained our inventory portfolio and stock used to purchase portfolio assets from the California collection companies named above in exchange for a settlement fee paid to the Bankruptcy Court.

The Company has a pending adversary complaint in the United States Bankruptcy Court, Southern District of California against several principals of collection companies located near San Diego, CA, related to the above cases pending in the Central District, San Fernando Valley of California.

Other than the above cases and the normal litigation procedures involving collection activity as part of our operations, the Company is not a party to any other pending legal or administrative proceeding, and is not aware of any threatened litigation or administrative proceeding being considered against the Company. In addition, there is no material proceeding to which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2009, there were no submissions of any matters to a vote of the Company's security holders.

                              PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market, Holders and Dividends

The Company's Common Stock traded publicly on the NASDAQ Over-The-Counter Electronic Bulletin Board (OTCBB) under the symbol "ISAI" since May 11, 1998 to January 21, 2004. From January 22, 2004 to present it has traded under the symbol "ISAT". Information provided regarding periods prior to January 2001 is not an indication an active market existed for the Company's common stock during such periods. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

The following Table sets forth the high and low bid closing prices for the Company's Common Stock as reported by the OTC Bulletin Board during this period of time. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR    QUARTER                               HIGH BID LOW BID
2008    October 1 to December 31, 2007         $0.51    $0.35
2008    January 1 to March 31, 2008            $0.35    $0.20
2008    April 1, to June 30, 2008              $0.20    $0.20
2008    July 1 to September 30, 2008           $0.20    $0.20
2009    October 1 to December 31, 2008         $0.20    $0.05
2009    January 1 to March 31, 2009            $0.10    $0.05
2009    April 1 to June 30, 2009               $0.10    $0.05
2009    July 1 to September 30, 2009           $0.25    $0.05

For the period ending September 30, 2009, there were approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities for the period ending September 30, 2009. It currently holds 1,250,000 shares as treasury stock.

There are no securities authorized for issuance under equity compensation plans or options to purchase securities in effect.

Sales History of Unregistered Securities

The following information includes a history of all securities sold by the Company from October 2007 to present:

B.1 On December 31, 2007, the Company issued 125,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc.

B.2 On March 31, 2008, the Company issued 55,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.3 On June 30, 2008, the Company issued 90,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.4 On September 30, 2008, the Company issued 65,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.5 On August 31, 2009, ISA Acceptance Corporation issued 22,400 shares of Series A 12% Preferred Stock, par value $25.00 to the Newman Foundation in exchange for loans and accrued interest due to the creditor from the subsidiary.

B.6 On September 30, 2009, the Company issued 306,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.7 The Board, effective as of September 30, 2009, repriced the 12% Cumulative Convertible Preferred Stock outstanding to an effective conversion rate of 10 common shares for each preferred share or a common price of $.10 per share.

As a result of the above issuances of common and preferred stock, the total outstanding common shares of the parent Company as of September 30, 2009 totals 23,999,612 common shares, $.0001 par value, and 916,000 shares outstanding of 12% Cumulative Convertible Preferred Stock, $.0001 par value. No stock repurchase transactions have occurred during the reporting period. The 916,000 preferred shares would convert into 9,160,000 common shares at the average rate of 10 common shares for each preferred share outstanding or a common price of $.10 per share.

Item 6.   Selected Financial Data

The following tables summarize our consolidated financial data as of and for the last four fiscal years ended September 30, 2009 derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this and prior year reports.

                                          Year Ended September 30,
                                       2009      2008      2007      2006

Operations Statement Data:
Collection fee income              $  4,746         0          0          0
Other income                              0         6          0          0
Total Revenue                      $  4,746         6          0          0

Costs and Expenses:
Collection costs                    146,846     36,539    51,027      96,972
General and administrative          355,633    333,060   450,824     614,472
Impairments                               0          0       0       378,287
Interest expense                     82,982     36,480    38,276      70,264
Total expenses                      502,478    369,599   540,127   1,159,995
Net Gain from extraordinary item                         537,500
Income before income taxes         (580,709)  (406,079)   (2,627) (1,159,995)
Provisions for income taxes               0          0         0          0
Net (Loss) income                  (580,709)  (406,079)   (2,627) (1,159,995)
Basic net (loss) income per share    (0.024)    (0.017)    (0.00)      (0.12)
Diluted net (loss) income per share  (0.027)    (0.019)    (0.00)      (0.12)
Dividends to Preferred Shareholders  73,200     50,382         0           0

Other Financial Data:
Cash collections                    173,548    106,154    151,452   265,242
Portfolio purchases, at cost              0    372,559          0         0
Portfolio purchases, at face              0 16,198,235          0         0
Return on average assets (1)          (1.29)     (1.04)    (0.01)     (1.47)
Return on average shareholders'equity (4.43)     (3.02)    (0.01)     (6.51)
Dividends declared per share              0          0           0         0

Balance Sheet data:
Total assets                         371,055   526,936    252,107    429,825
Total liabilities                    126,148   509,828    134,596     72,357
Total shareholders' equity           782,407   554,608    117,511    357,468
Less: Treasury Stock                (537,500) (537,500)         0          0
Shareholders' equity                 244,907    17,108    117,511    357,468

(1) The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders' equity is computed by dividing net income by the average stockholders' equity for the fiscal year. Both ratios have been computed using beginning and year end balances.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the Company believes that the assumptions and expectations reflected in these forward-looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In view of the significant uncertainties inherent in these forward looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward-looking statements can be identified by terminology such as "may," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

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

On August 18, 2004, ISAI created a subsidiary corporation that later changed its name to ISA Financial Services, Inc. (ISAF). ISAF is a holding parent company to ISA Acceptance Corporation (ISAC) formed on July 20, 2005 to serve as our operating company subsidiary. In June 2008, ISA Acceptance Corporation expanded its operations to include an in-house collection staff and added $16.3 million in face value portfolios to its inventory of debt receivables concentrating its efforts in the financial services industry, specifically in the debt collection business. In June 2009 ISAC further expanded it's personnel and capabilities to include third party collections primarily in the State of Minnesota.

Results of Operations for the Twelve Months ended September 30, 2009.

Sales and Gross Profit

No collection or sales revenues were recognized from collections efforts from the purchased portfolios for the twelve month period ended September 30, 2009 because the Company uses the "cost recovery method" for revenue recognition. Until such time as the entire cost of the purchased portfolios is recovered or written off, no income will be recognized as collection revenue. We reported $4,746 in fee income from our third party collections that started in August 2009.

Operating and Interest Expenses

Collection costs increased from $36,539 for the prior fiscal year ended September 30, 2008 to $146,846 for fiscal year ended September 30, 2009. This reflects the increase in our in-house collection efforts and start up costs for our collection company.

General and administrative expenses were $355,633, for the twelve months ended September 30, 2009, an increase of 6.8% from the prior year of $333,060. These expenses for the fiscal year were principally for office occupancy, telephone charges, consulting costs ($287,917), President's consulting fees ($100,000)), accounting ($46,420), and legal ($4,278). Interest expenses increased to $82,982 in the twelve months ended September 30, 2009 from $36,480 for the twelve months ended September 30, 2008, primarily the result of the increased borrowings from related parties and affiliated finance company (DCP). These have been the sole source of required working capital needs as well as the conversion of loans and advances and related accrued interest from the related and affiliated finance company into preferred shares Quarterly during the fiscal year.

Legal and settlement costs decreased to $4,278 for the year ended September 30, 2009 compared to $44,156 for the prior year. The Company reached an agreement with its legal counsel for services rendered during the year ended September 30, 2008. An adjustment was made to the payable amount to reflect the agreed upon balance due of $75,000. As of the date of this report, this amount remains unpaid in the amount of $75,000.

The President's and management company (DCP) consulting fees for the year ended September 30, 2009 were a non-cash expense of $100,000 but he did not draw any cash salary expense.

No impairment charge expense against the carrying value of the collections portfolio inventory was recorded in the period ending September 30, 2009. Management has done an impairment analysis as of September 30, 2009. Based upon the analysis made, no impairment charge is considered necessary. All portfolios of distressed debt under control by the Company have been reviewed and management believes the carrying value at September 30, 2009 is reasonable and fair in its presented valuation.

The Company discontinued recording interest expense due on previously non-converted and defaulted convertible debt obligations of the Company in the fourth quarter ended September 30, 2009. The Company was not successful in converting this debt to equity shareholdings for two remaining debenture holders. The Company does not have the cash liquidity to redeem these notes and the statute of limitation on these debts has been exceeded.

The Company anticipates new operating expenses in future periods including additional start up costs for our collection company in addition to the third party collections costs which have been approximately 35% of gross collections.

Additional expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and business operations in the in-house debt collection.

Comments on Income and Expenses

An operating net loss of $580,709 was recorded for the fiscal year ended September 30, 2009. The operating loss for the fiscal year ended September 30, 2008 comprised of an operating loss of $406,079. Our operating loss in 2009 increased primarily due to:

1. Collection costs increased for the year ended September 30, 2009 over the prior year by $110,307 due to increased collection activity and the addition of a new third party collection operation.

2. Interest costs increased by $46,502 for the fiscal year ended September 30, 2009 over the prior year primarily to finance the purchase of two receivable portfolios in 2008. Interest expense for the year ended September 30, 2009 was $82,982 compared to $36,480 for the year ended September 30, 2008. For the year ended September 30, 2009, $15,707 in interest expense was accrued for defaulted convertible debentures, and $16,093 from related-party convertible notes. ISAC incurred new notes during the fiscal year to finance portfolio purchases and accrued $49,859 in interest for these notes. The Company incurred $1,323 in miscellaneous interest costs.


$306,000 in loans to a related party were converted to Preferred Common Stock. During fiscal year ended September 30, 2008 $335,000 in loans to a related party were converted to Preferred Common Stock. This has the effect of reducing our interest costs but increases our dividend payable expense for the fiscal years ended September 30, 2009 and 2008. The loans payable to a related party have an accrued annual rate of 12% and the Preferred Stock has an accrued dividend payable quarterly at an annual rate of 12%. Preferred stock dividend expense is not included in our reported Net Loss but is included in our net loss attributable to common shareholders. The table below summarizes our interest and dividend expense for the last three years.

                                             Fiscal year ended September 30,
                                               2009         2008      2007
Interest expense                              $82,982     $36,480   $38,277
Preferred Stock Dividend expense               73,200      50,382         0

General and Administrative expense for the year ended September 30, 2009 increased 6.8 % to 355,633 from $333,060 for the prior year compared with $450,824 for the year ended September 30, 2008. The Company has significantly reduced it's legal expenses over the last two years. For the year ended September 30, 2009 administrative legal expense was $4,278 compared to $44,156 for the year ended September 30, 2008, respectively.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2009, the Company raised $70,287 from secured demand notes payable from a related investor compared to $401,560 from secured demand notes payable from a related investor for the fiscal year ended September 30, 2008. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $16,093 during the fiscal year ended September 30, 2009. At September 30, 2009 these notes were redeemed by the Company issuing 306,000 in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company. During the fiscal year ended September 30, 2008, notes were redeemed by the Company issuing $335,000 in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company received net collections from its distressed debt portfolios of $125,397 net after related direct collection costs, for the fiscal year ended September 30, 2009 and $106,164, net after related direct collection costs, for the fiscal year ended September 30, 2008. The Company is experiencing growth again in net collections due to debt portfolios acquired in 2008. However, the Company will need additional sources of financing to sustain current level of operations and purchase additional portfolio inventory. The Company believes the higher quality of our new portfolio purchases plus the establishment of our in-house collection agency will improve our net collections next year.

As of September 30, 2009, the Company had current assets of $24,188 consisting of $17,545 in cash, $920 in trade receivables due from its third party collector, $723 in prepaid insurance expense, and a $5,000 deposit with a vendor. At the same time, the Company had $126,148 in current liabilities consisting of $117,405 in accounts payable, $7,932 in credit lines payable, demand secured notes and interest payable to a related party of $812. The Company converted $401,560 in Notes payable and interest payable to an investor to finance portfolio additions in 2009. Accordingly, the Company had a working capital deficit of $101,960 as of September 30, 2009 compared to $481,507 as of September 30, 2008.

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

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2009 and 2008 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2009. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

During the year ended September 30, 2009, the Company collected $173,548 in gross collections on it's portfolios and $4,746 in third party collection fees. After direct collections costs were applied and related verification costs, the Company received, on a net basis, $69,625 from portfolio collections.

During the year ended September 30, 2008, the Company acquired two new distressed debt receivable portfolios. The Company collected $106,164 in gross collections during the year. After the collections fees were applied and related verification costs, the Company received, on a net basis, $26,702 from portfolio collections.

During the year ended September 30, 2007, the Company collected $151,452 in gross collections through that date. After the collections fees were applied and related verification costs, the Company received, on a net basis, $100,425 from portfolio collections.

The Company currently utilizes outside collection agencies for the collection of the distressed debt receivables and utilizes law firms on a contingency basis.

Portfolio Data

The following table shows the Company's portfolio buying activity during the two years ended September 30, 2009 and 2008, including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value.

                                         Year ended       Year ended
                                          9/30/2009        9/30/2008
                                         ----------        ---------
Beginning of Year Carrying Value:         $ 487,971          221,576
Purchase Price Actual Cost (1):         $         0          372,559
Impairment Write downs (3)                        0                0
Collections Reduction to Portfolio Value   (173,548)        (106,164)
                                          ---------       ----------
End of Year Carrying Value:                 314,423          487,971
                                          =========       ==========

Gross Collections                           173,548          106,154
Direct Collection Costs (2)                (146,846)         (36,539)
                                          ---------       ----------
Net Cash Collections (3)                     26,702           69,625

Estimated Future Collection Values (5):    $494,431       $1,071,460

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

(2) Direct Collection costs for year ended September 30, 2009 included start up costs for our in-house collection operation. Prior years relied solely on third party collection agencies to collect our portfolios.

(3) Actual cash collections, net of third party recovery costs.

(4) The Company will take an impairment charge if the actual recoveries fall short of expected recoveries or the Company determines the portions of the portfolio carrying value requires a write down in value due to worthlessness of portions of the portfolio.

(5) Total estimated future collection values refers to management's estimate of the amount potentially remaining to be collected, including cash sales of portfolios over the next five years.

Inflation

The Company's management believes inflation has not had a material impact on our results of operations for the years ended September 30, 2009 and 2008.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company has determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310

Under the cost recovery method of revenue recognition, the Company does not recognize revenue until our original investment cost in the portfolio has been recovered by gross collections less write-offs and impairments. No revenue has been reported by the Company since we began collecting on our own portfolios in 2005 because we have not yet fully recovered our investment at cost. Currently our accounting procedure is to reduce the carrying inventory asset value by the gross amount collected before fees and other collection costs are subtracted. Once the portfolio is fully amortized we will begin to report revenue. We will continue to obtain and use appropriate input data including monthly collection data and liquidation rates to evaluate our performance and project future cash flows from our portfolios of receivables.

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $200,000 in principal and $189,045 in related accrued interest expense as of September 30, 2009. No cash interest payments were ever made by the Company on the debentures.

The Company and its financial partner are no longer attempting to convert the remaining $200,000 in defaulted debenture notes to common shares. We have also discontinued accruing interest expense on these notes. These debentures and related accrued interest classified as current liabilities are offset by a corresponding receivable under the indemnification agreement between Doubletree Liquidation Corporation (DLC) and the company whereby DLC agreed to assume these and other certain liabilities of ISAI. The company's position is it is no longer directly liable for these notes except as a guarantor having sold the debt instruments to DLC through the indemnification agreement.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk in the normal course of business. We could be affected by changes in market interest rates which would increase our operating costs and cash flows. ISAI does not invest in high risk investments such as financial derivatives, or commodity instruments. We are currently seeking additional sources of financing through issuance of debt and equity offerings and the success of those offerings could be impacted by market developments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries, the notes thereto and Independent Auditors' Reports thereon required by this item are included herein indicated by the following index:


Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------25

Consolidated Balance Sheets as of September 30, 2009 and 2008---------26

Consolidated Statements of Operations for the twelve months ended
  September 30, 2009 and 2008-----------------------------------------27

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2009 and 2008 ----------------------------------28

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2009 and 2008 ----------------------------------------29

Notes to Consolidated Financial Statements-------------------------30-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ISA Internationale Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ De Joya Griffith & Company, LLC
Henderson, NV
January 11, 2009

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                                       (Audited)          (Audited)
                                                    Sept 30, 2009      Sept 30, 2008
ASSETS                                              --------------------------------

Current assets:
  Cash and cash equivalents                         $     17,545              26,311
  Trade receivables                                          920               2,010
  Prepaid expenses                                           723                   0
  Deposits                                                 5,000                   0
                                                     ------------         -----------
Total current assets                                      24,188              28,321

Office equipment, at cost less depreciation               24,814               2,934

Other assets:
  Finance contract receivables, net of collections       314,423             487,971
  Note receivable                                          7,600               7,600
  Other assets                                                30                 110
                                                      -----------         ----------
 Total assets                                         $  371,055             526,936
                                                      ===========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable - trade and taxes                   $ 117,404              96,805
  Credit lines payable                                     7,932                   0
  Notes payable other                                          0             401,560
  Accrued interest payable other notes                         0              10,548
  Convertible notes payable - related party                  812                 915
                                                      -----------         ----------
Total current liabilities                                126,148             509,828
                                                      -----------         ----------

Stockholders' Equity:
 Preferred 12% cumulative convertible stock,
  par value $.0001; 30,000,000 shares authorized,
  916,000 shares issued and outstanding at September
  30, 2009 and 610,000 at September 30, 2008                  92                  61
 Preferred stock of ISA Acceptance Corporation
  par value $25 per share, 12% dividend rate
  paid quarterly, 50,000 shares authorized,
  22,400 issued and outstanding at September 30, 2009    560,000                   0
 Common stock, par value $.0001; 300,000,000
  shares authorized; 23,999,612 shares issued and
  outstanding at September 30, 2009 and 23,999,612
  at September 30, 2008                                    2,400               2,400

 Additional paid-in capital                            9,809,451           9,487,775
 Treasury stock                                         (537,500)           (537,500)
 Accumulated deficit                                  (9,589,536)         (8,935,628)
                                                     -----------         -----------
 Total stockholders' equity                              244,907              17,108
                                                     -----------         -----------
 Total liabilities and stockholders' equity             $371,055             526,936
                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

<caption>                         ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Audited)                (Audited)
                                                   Twelve Months Ended     Twelve Months Ended
                                                    September 30, 2009      September 30, 2008
                                                    -------------------     -------------------
Operating revenues
 Portfolio collections                                  $          0               $        0
 Third party collections                                       4,746                        0

Operating expenses:
 Portfolio collection costs                                  146,846                   36,539
 General & administrative                                    355,632                  333,060

                                                        ------------              -----------
     Operating expenses                                      502,478                  369,599
                                                        ------------              -----------
     Operating loss                                         (497,733)                (369,599)
Other income (expense):
 Interest income                                                   6                        0
 Interest expense                                            (82,982)                 (36,480)
                                                        ------------              -----------
Net loss - operations                                       (580,709)                (406,079)

Net loss                                                  $ (580,709)                (406,079)
                                                         ============              ===========
 Dividends to Preferred Shareholders                         (73,200)                 (50,382)
                                                         ============              ===========

Net loss attributable to common shareholders             $  (653,909)                (456,461)

Basic loss per share                                     $     (0.03)                    (.02)
                                                         ============              ===========
Weighted Average common shares outstanding:
Basic                                                     23,999,612               23,999,612
                                                         ============             ===========
Dividends per share of common stock                            none                      none
Dividends per average no. shares of preferred stock            0.08                     0.095

The accompanying notes are an integral part of these consolidated financial statements.


<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                      Convertible Stock                          Treasury    Additional
                                      Preferred    Par   Common Stock    Par      Stock      Paid-in   Accumulated
                                        Shares     Value    Shares      Value     Value      Capital      Deficit    Total
---------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------

Balance, September 30, 2007            275,000       27   23,999,612    2,400  (537,500)   $9,131,751 ($8,479,167)  $117,511

Indemnification agreement additional
 interest for debenture holders                                                                21,057                 21,057

Preferred Stock Dividend to a
  Related party                                                                                           (50,382)   (50,382)

Issuance of Preferred convertible
 stock, Par value $.0001 in exchange
 for secured debt to a related party  335,000        34                                       334,967                335,000

Net loss                                                                                                  (406,079) (406,079)

                              --------------------------------------------------------------------------------------------

Balance September 30,2008             610,000       $61   23,999,612   $2,400  (537,500)   $9,487,775  $(8,935,628)  $17,108
                                 ==========================================================================================

Indemnification agreement additional
 interest for debenture holders                                                                15,707                 15,707

Preferred Stock Dividend to a
  Related party                                                                                            (73,200)  (73,200)

Issuance of Preferred convertible
 stock, Par value $.0001 in exchange
 for secured debt to a related party  306,000        31                                       305,969                306,000

Issuance of 22,400 shares Preferred stock
 of ISA Acceptance Corporation at
 $25 per share par value in exchange
 for secured Debt to a related party            560,000                                                              560,000

Net loss                                                                                                 (580,709)  (580,709)

                              ----------------------------------------------------------------------------------------------

Balance September 30, 2009 (audited)  916,000   560,092   23,999,612   $2,400  (537,500)   $9,809,451  $(9,589,536) $244,907
                                 ============================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (AUDITED)             (AUDITED)
                                             Twelve Months Ended   Twelve Months Ended
                                              September 30, 2009    September 30, 2008
                                               ------------------    -----------------
Cash flows from operations:
Net loss                                            $  (580,709)           (406,079)

Adjustments to reconcile net loss from operations
  to cash flow used in operating activities:
  Depreciation and amortization                           2,030                1,179
  Reduction of debt receivable purchase price
   on gross collections received                        173,548             106,164
  Interest on contributed capital                        15,707              21,057
  Interest payable on notes payable-other                     0              10,548
Changes in assets and liabilities:
  Trade account receivables                               1,090               1,957
  Accrued liabilities and deposits                       (5,723)                  0
  Accounts payable & accrued expenses                    20,600              19,693
  Accrued liabilities, related party                          0                (366)
  Accrued interest payable, related party                27,279             (17,277)
                                                     ----------            ----------
  Cash used in operations                              (346,178)           (263,124)
                                                     ----------            ----------
Cash flow from investing activities:
Debt receivables purchased                                    0            (372,559)
Purchase of office equipment                            (23,830)                  0
                                                     ----------              --------
Cash investing activities                               (23,830)           (372,559)
                                                    -----------            ----------

Cash flows from financing activities
 Proceeds from Bank line of credit                       38,659                   0
(Payments) for Bank line of credit                      (30,727)                  0
 Proceeds from notes payable, related party             120,613             401,560
 Proceeds from Convertible debt issued to
       related party                                    232,697             245,692
                                                      ----------            ----------
 Cash provided by financing activities                  361,242             647,252
                                                     ----------            ----------
Net increase (decrease) in cash and cash equivalents     (8,766)             11,569
Cash and cash equivalents, beginning of period           26,311              14,742
                                                     ----------             ----------
Cash and cash equivalents, end of period                 17,545              26,311
                                                     ==========            ==========
Non-cash investing in financing transactions:
  Payment of secured loans and accrued interest with
   Preferred stock to related party                     560,000             284,618
  Payment of accrued dividends with preferred
   stock to related party                               306,000              50,382
  Additional paid in capital for indemnification
   agreement                                             15,707              21,057
                                                      ----------           ----------
Total non-cash transactions                         $   335,000           $ 356,057
                                                     ==========            ==========


The accompanying notes are an integral part of these consolidated financial statements.


ISA INTERNATIONALE INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (Audited)

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale Inc. (the Company or ISAI) was incorporated on June 2, 1989, under the laws of the State of Delaware under a former name and became a reporting publicly held corporation on November 15, 1999. On May 8, 1998, Internationale Shopping Alliance Incorporated ("Internationale"), a Minnesota corporation, was merged with the Company, a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger, Internationale became a wholly owned subsidiary of the Company. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. Since then, it's related financial partner, Doubletree Capital Partners LLC, has internally reorganized the Company's financial affairs and changed its direction to distressed debt collection in the financial services industry.

These consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and further its wholly owned subsidiary, ISA Acceptance Corporation. As a result of a distressed consumer debt receivable contract that commenced on May 18, 2005 and completed in September 2005, the Companies currently operate as debt collection companies.

The Company accounts for its debt receivables revenue under the guidance of FASB ASC 310 utilizing the optional method commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the original investment amount has been recovered less adjustments for impairments and write-offs.

In the event projected cash collections are inadequate to amortize the carrying balance and the resulting estimated remaining fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write off of the "impaired" or deficient receivable carrying value with a corresponding charge to impairment expense of the Company at that time.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the debt receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. The Company has concluded its amortized costs are not in excess of fair market value. Therefore, no further impairment for the finance receivables was needed at September 30, 2009.

1.b) Presentation

The Consolidated Balance Sheet at September 30, 2009 contains contra account statement presentation for certain convertible debenture notes payable, related accrued interest payable and accounts payable-disposed business in the amount of $389,045.

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

Significant estimates of the fair value of the Company's common stock were computed under FASB ASC 718-30, Compensation - Stock-Based Compensation. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for stock issuances by the Company's Board of Directors through September 30, 2009.

1.d) REVENUE RECOGNITION

For the year ended September 30, 2009, the Company recorded $4,746 in collection fee income from newly established third party collection operations that began in August 2009. There were no operating revenues in 2008. Portfolio collection revenue will be recognized based on FASB ASC 310 using the "Cost Recovery Method" under which revenues are only recognized after the initial investment cost has been recovered.

In July 2009 the Company commenced offering third party collection services for our Clients. We collect their receivables for a percentage fee of gross collections. Currently we are specializing in medical debt collections but may expand to other industries in the future. We recognize revenue based on the fees generated by actual collections for the month. Some types of collections may have a higher percentage fee than the normal rate. Fee income is invoiced to our Clients every month for the month collections and booked in the month it is collected. Funds received are held in a trust account until disbursed to the client and our Company per contractual agreement. We are a licensed and bonded collection agency.

1.e) ADVERTISING COSTS

No advertising expenses were incurred in 2009 and 2008.

1.f) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2009 and 2008, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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

1.h) STOCK-BASED COMPENSATION

There was no stock-based compensation of shares of the Company's common stock issued for consulting services and settlement expenses for the years ended September 30, 2009 and 2008
..
1.i) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Notes payable: The carrying value of the Company's notes payable approximates fair value due to the short-term nature of the obligations.

1.j) NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

 (2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past two years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $9,589,536 at September 30, 2009. The net loss for the twelve month period ended September 30, 2009 was $580,709 which increased by $174,630 from the $406,079 loss incurred for the year ended September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization and at the present time has established itself in the debt collection business within the financial services industry.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to continue developing it's debt collection operation both as collecting portfolio debt and also third party collections as a result of its recent third party collections agreement. However, there is no assurance these actions will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

 (3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2009         2008
                                           ---------        ---------
 Computed "expected" tax benefit                34.0%        34.0%
 State income tax, net of federal benefit        3.8%         3.8%
 Change in valuation allowance                 (37.8%)      (37.8%)
                                           ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2009 and September 30, 2008 is presented below:

Tax Year ended September 30,                     2009         2008
                                             ----------     ---------
Deferred tax assets:
Net operating loss carry forward           $ 2,780,656     2,561,959
Start up costs                                    -                -
Other                                             -                -
                                            ----------     ---------
Total gross deferred tax assets            $ 2,780,656     2,561,959
Valuation allowance                         (2,780,656)   (2,561,959)
                                           -----------    ----------
Net deferred tax assets                    $       --     $     --
                                           ===========    ==========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2009.

For the period ended September 30, 2009, the Company reported a net operating tax loss carry-forward of approximately $7,356,234. The federal net operating loss carry-forward begins to expire in the year 2011.

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

As of September 30, 2008, the Company had issued 610,000 12% Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock was convertible into 3,050,000 common shares at the rate of 5 common shares for each preferred share outstanding at September 30, 2008. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party.

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

At September 30, 2009 the Company issued 306,000 Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock is convertible into 3,060,000 common shares at the rate of 10 common shares for each preferred share outstanding at September 30, 2009. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. As of September 30, 2009, there were 916,000 total outstanding Series A Preferred Shares outstanding. The Board also approved repricing the shares issued in prior years to the same conversion rate offered in 2009 or 10 common shares for one share of preferred stock or $0.10 per share.

(4.b) COMMON STOCK

As of September 30, 2009, 23,999,612 shares of common stock, par value $0.0001, were issued and outstanding.

During 2009 and 2008, no common stock shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company.


(4.c) STOCK OPTIONS

Stock options were granted in July 2004 to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2009, the stock options had expired and were no longer outstanding and none of the options had ever been exercised.

As of September 30, 2009, the following table is a summary of the stock options outstanding on that date adjusted for the reverse stock split of 1 for 140 that occurred in January 2004.

                                                       Weighted Average
                                                    Number of     Exercise
Stock Options                                        Shares        Price
-----------------------------------------          ---------      ---------

Outstanding & exercisable at September 30, 2008    6,000,000         $ .60
                                                   =========      =========
Granted                                                    0             0
Exercised                                                  0             0
Expired or cancelled                               6,000,000         $ .60
                                                   ---------      ---------
Outstanding & exercisable at September 30, 2009            0         $ .00
                                                   =========      =========

The Company has no stock options outstanding as of September 30, 2009 and through the date of this report.

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

As of the date of this report, the currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company that this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, The Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liability is one converted debenture loan payable in the amount of $50,000, now also defaulted as to payment at September 30, 2009. This note is included on the books of the Company along with related accrued interest payable in the amount of $18,008 offset by the contra-indemnification receivable account. The following is summary of the presentation of these liabilities in the Balance Sheet at September 30, 2009:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $       0
  Defaulted accrued interest payable                 18,008              0
  Less, contra-indemnification receivable           (68,008)             0
                                                  ---------      ---------
  Net Balances at September 30, 2009:             $       0      $       0
                                                  =========      =========

The Company believes that beyond the $68,008 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

The Company incurred expenditures with its President and an affiliated related company who are also stockholders for consulting services amounting to $100,000 in the year ended September 30, 2009. This liability was transferred to the note payable to a related party account.

See Notes 5.a and 5.b for additional information regarding related party transactions for the fiscal years ended September 30, 2009 and 2008.

(7.) FIXED ASSETS

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 5 years.

Fixed assets and accumulated depreciation consists of the following at:

                                    September 30,     September 30,
                                         2009             2008
                                     -----------       -----------
Computer equipment                    $ 29,330         $  5,500
Accumulated depreciation                (4,516)          (2,566)
                                     -----------      ------------
Net fixed assets                      $ 24,814         $  2,934
                                     ===========      ============

(8.) CREDIT LINES PAYABLE

During the year ended September 30, 2009, the Company used $7,932 of its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

(9.) COMMITMENTS

On July 22, 2009 the Company entered into a contract to license web based collection software and services from an outside software vendor. This software license agreement required a 24 month term commitment and a $5,000 deposit. Currently our license requires a monthly payment of $2,500 with a remaining obligation of $50,000 as of September 30, 2009.

(10.) EXTRAORDINARY GAIN

During the fiscal year ended September 30, 2007, an extra-ordinary income gain of $537,500 was recorded due to the return of 1,250,000 shares of common stock to the Company held by the Trustee of United States Bankruptcy Court, Central District of California, San Fernando Valley Division as part of the terms of a settlement agreement between the Court and ISAI. This stock was previously issued as consideration for the revised asset purchase agreement with three California companies now in Chapter 7 bankruptcy. ISAI valued the 1,250,000 shares of its common stock returned at $0.43 per share. This value approximates the market value on the date of return on September 30, 2007 determined by the average of the bid prices of the Company's stock during the quarter ended September 30, 2007 and in accordance with GAAP. At September 30, 2009, these shares are being held as Treasury Stock until they are finally retired by the Company or sold to meet future financing needs of the Company

(11.) SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 12, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer, who is also the Chief Financial Officer (the "Certifying Officers"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Our management, under the supervision and participation of our Certifying Officers, has evaluated the effectiveness of our disclosure controls and procedures and defined in Exchange Act Rules 240.13-a-15(e) and 240.15d-15(e) as of the end of the period covered by this report based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control over Financial Reporting

Further, there were no significant changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



Item 9B.  OTHER INFORMATION

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2009, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2009, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
           Chief Financial Officer and Director
           Chairman of the Board of Directors [1]      68    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Donald G. Kampmann      Outside Director               55    January 2001

James S. Dixon          Outside Director               61    January 2001
[2] Resigned effective October 28, 2008.

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

DONALD G. KAMPMANN (January 2000 to present) is an outside director of the Company from January 2000 to present. Mr. Kampmann has been an allotted board member by Doubletree Capital Partners, Inc. He has extensive executive experience in the mortgage and financial services industries.

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

In 2009 and 2008, Bernard Brodkorb, Charles Newman, James Dixon, Donald Kampmann, Doubletree Capital Partners, Inc., and Doubletree Liquidation Corporation filed Annual Statements of Changes in Beneficial Ownership on Form 5.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, and Directors or persons performing similar functions.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2009 and 2008, cash and non cash compensation was paid to executive officers or directors.

The following table sets forth information on the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                                           AWARDS               PAYOUTS
           FISCAL                      OTHER      RESTRICTED    SECURITIES
NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP    ALL OTHER
PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA
POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)          SARS ($)     ($)      TION($)

Bernard L.  2009       $ 0       -0-   100,000       -0-             -0-        -0-      -0-
Brodkorb (1)
President, CEO

Bernard L.  2008       $-0- (1) -0-    100,000       -0-             -0-        -0-      -0-
Brodkorb
Bernard L.  2007   $31,500(1)   -0-     68,500       -0-             -0-        -0-      -0-
Brodkorb
President, CEO
-------------------------------------------------------------------------------------------------
Directors   2009        -0-     -0-         -0-      -0-             -0-        -0-      -0-
Directors   2008        -0-     -0-         -0-      -0-             -0-        -0-      -0-
Directors   2007        -0-     -0-         -0-      -0-             -0-        -0-      -0-

-------------------------------------------------------------------------------------------------

(1) Compensation for Bernard L. Brodkorb and the management company (DCP) was recorded on the books of the Company as compensation for consulting ($100,000) and salary ($0) for the fiscal years ended September 30, 2009 and 2008. There was no cash compensation paid on consulting fees accrued for Brodkorb and DCP for the fiscal year ended September 30, 2009.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the three year period from October 1, 2006 through September 30, 2009.

Subsequently, no additional Director compensation has been authorized for services for the period from October 1, 2009 through December 31, 2009, and through the date of this 10-K report filing.

Stock Options Granted for Compensation

Stock options granted in July 2004 to a related party, Doubletree Capital Partners, Inc., at an exercise price of $.60 per share for a five year term commencing July 1, 2004. The option was granted to DCP as a means to preserve ownership interests as required in preliminary acquisition discussions. As of September 30, 2009, the stock options had expired and no longer outstanding and none of the options had ever been exercised.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

12-A. Security Ownership of Certain Beneficial Owners

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
         St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000. This includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation
(DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 916,000 shares of Convertible Preferred Stock which at a conversion value of $0.10 would equal 9,160,000 shares of common stock. These convertible preferred shares are not included in the beneficial ownership table of percentages shown above.

(2) Includes a 50% beneficial interest in DCP, a 50% beneficial interest in DLC, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, and 50% interest in 9,700 shares issued in 2007 to DCP. This does not include a 50% beneficial interest in 916,000 shares of Convertible Preferred Stock which at a conversion value of $0.10 would equal 4,580,000 shares of common stock.

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of
of class   Beneficial Owner           beneficial ownership          Class
-------------------------------------------------------------------------
Common   Bernard L. Brodkorb,                11,219,099  (3)       46.75%
Common   Donald G. Kampmann                     227,715  (4)        0.95%
                                             ----------            -------
Directors and executive officers as a group: 11,446,814            47.70%

 (3) Includes 1,182,787 shares owned directly by Mr. Brodkorb and 20,072,624 shares with a 50% indirect beneficial ownership.
 (4) Includes 227,715 shares owned directly by Mr. Kampmann.

12-C. Changes in control

There have not been any arrangements known to the registrant which may at a subsequent date result in a change in control of the registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AMD DIRECTOR
INDEPENDENCE

During the year ended September 30, 2008, the Company issued 335,000 Preferred Stock shares for equivalent value of loans and accrued interest to a related third party.

At September 30, 2009, the Company issued 306,000 shares of 12% Cumulative Convertible Series A Preferred Stock to DCP at $1.00 per share par value in settlement of current loan liabilities and accrued interest valued at $306,000.

The total issued and outstanding common shares are 23,999,612 as of September 30, 2009. Issued and outstanding Convertible Preferred shares total 916,000 at September 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-Q:
2009 - $27,000; 2008 - $40,000;

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2009 and 2008.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2009 2008.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2009 and 2008.

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

Item 15. EXHIBITS

(a)  LISTING OF EXHIBITS
The exhibits required to be a part of this report are listed in the Index to Exhibits.

ISA INTERNATIONALE INC.
FORM 10-K  INDEX TO EXHIBITS

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

31.1 Certification of Chief Executive Officer dated January 13, 2010 relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2009.

32.1 Certification of Chief Executive Officer of Registrant, dated January 13, 2010, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2009.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.


ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                    January 13, 2010
   President, Chief Executive Officer, and Director


______________________________________
/s/ Donald G. Kampmann                                    January 13, 2010

By: Donald G. Kampmann
    Director

End of Report

26
27
28
48