Form 10-Q
period 2009-12-31
ISA INTERNATIONALE INC
filed 2010-02-19
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2009


                    Commission File Number:  001-16423
                    -----------------------------------

                         ISA INTERNATIONALE INC.
            (Name of small business registrant in its charter)

        Delaware                                 41-1925647
(State of incorporation)            (I.R.S. Employer Identification No.)

                 2564 Rice Street, St. Paul, MN               55113
        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 484-9850

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
   Common Stock                              OTC Bulletin Board
----------------------------------------------------------------------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

              Large accelerated filer []  Accelerated filer         []
              Non-accelerated filer   []  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On February 19, 2010 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,091,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 10,910,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION                                            4

ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets                            5
        Condensed Consolidated Statements of Operations (Unaudited)      6
        Condensed Consolidated Statements of Cash Flows (Unaudited)      7
        Notes to Condensed Consolidated Financial Statements          8-15

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        16-22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4T. Controls and Procedures                                        23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

ITEM 3. Defaults upon Senior Securities                                 24

ITEM 4. Submission of Matters to a Vote of Security Holders             24

ITEM 5. Other Information                                               24

ITEM 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              24

                        PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

These condensed consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2009, and its results of operations, stockholders' equity, and its cash flows for the three month period ended December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 13, 2010.

                              ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           December 31,  September 30,
                                                              2009           2009
                                                           (Unaudited)     (Audited)
                    ASSETS                              -------------------------------
-
Current assets:
   Cash and cash equivalents                               $   21,878      $   17,545
   Trade receivables                                              706             920
   Prepaid expenses                                               526             723
                                                         -------------- --------------
Total current assets:                                          23,110          19,188

Office equipment, net                                          25,438          24,814

Other assets:
   Finance contract receivables, net of collections           297,563         314,423
   Notes receivable                                                 0           7,600
   Deposits - Long term               (See note 3)              5,000           5,000
   Other assets                                                    20              30
                                                          ------------   ------------
Total Assets                                                $ 351,131      $  371,055
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         121,546         117,404
   Credit lines payable                                        17,323           7,932
   Convertible notes payable - related party                      999             812
                                                         ------------       ---------
Total current liabilities                                     139,868         126,148
                                                          ------------      ---------
Total Liabilities                                          $  139,868      $  126,148
                                                          ------------    ------------

Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 1,091,000 shares
     issued and outstanding at December 31, 2009 , 916,000
     shares issued and outstanding at September 30, 2009          109              92
   Preferred ISA Acceptance Corporation, par value $25
     50,000 shares authorized, 22,400 shares issued
     and outstanding at December 31, 2009 and
     at September 30, 2009                                    560,000         560,000

   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612 shares
     issued and outstanding at December 31, 2009
       and at September 30, 2009                                2,400           2,400
   Additional paid-in capital                               9,985,946       9,809,451
   Accumulated deficit                                     (9,799,692)     (9,589,536)
   Treasury stock                                            (537,500)       (537,500)
                                                          ------------     -----------
   Total stockholders' equity                                 211,263         244,907
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 351,131       $ 371,055
                                                          ============    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.





                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                  Three Months        Three Months
                                    Ended                Ended
                               December 31, 2009    December 31, 2008
                               -----------------   -----------------
Operating revenue:
 Third party collections                $   22,145          $        0

Operating expenses:
 Portfolio collection costs                 89,867              28,348
 General & administrative                  110,247             105,442
                                         ---------            ---------
  Operating expenses                       200,114             133,790
                                         ---------            ---------
  Operating loss                          (177,969)           (133,790)
Other income (expense):
  Interest income                                0                   6
  Interest (expense)                        (4,481)            (18,579)
                                          ---------          ---------
  Net loss from operations                (182,450)           (152,363)
                                          ---------          ---------

Net loss                                  (182,450)           (152,363)
                                          =========          ==========

Dividends to preferred shareholders        (27,706)            (18,450)

Net (loss) attributable to
       common shareholders                (210,156)           (170,813)


Basic loss per share                      $  (0.01)          $  (0.01)
                                         ==========          =========

Weighted average common
Shares outstanding:
Basic                                   23,999,612          23,999,612
                                         ==========         ==========
Dividends per share of common stock           none               none
Dividends per share of preferred stock       $0.03              $0.03
                                         ==========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                Three Months Ended   Three Months Ended
                                                 December 31, 2009   December 31, 2008
                                                 -----------------   -----------------
Cash flows from operating activities:
 Net loss                                          $    (182,450)            (152,363)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                            1,454                  295
  Reduction of debt receivable purchase price
    due to gross collections received                     16,860               49,506
  Interest contributed to capital                          1,512                5,293
  Interest paid on notes payable other                         0              (12,289)

 Changes in operating assets and liabilities:
  Trade receivables                                          214                 (561)
  Prepaid expenses                                           197                    0
  Accounts payable and accrued expenses                    4,141                  372
                                                         ----------           ---------
  Cash used in operating activities                     (158,072)             (98,380)

Cash flows from investing activities:
  Purchase of office equipment                            (2,068)                   0
  Proceeds from note receivable                            7,600                    0
                                                       ----------           ---------
  Cash provided by investing activities                    5,532                   0

Cash flows from financing activities:
  Proceeds from bank lines of credit                      11,290                    0
  Payments for bank lines of credit                       (1,898)                   0
  Proceeds from convertible notes
     payable - related party                                 187               81,794
  Proceeds from notes payable - related party                  0               10,000
  Proceeds from issuance of Preferred Stock              147,294                    0
  Preferred stock dividend                                     0              (18,450)
                                                         ----------          ----------
  Cash provided by financing activities                  156,873               82,970
                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents           4,333              (25,036)
Cash at beginning of period                               17,545               26,311
                                                       ----------          ----------
Cash and cash equivalents at end of period             $  21,878                1,275
                                                       ==========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                          1,512                5,293
 Accrued Preferred stock dividend expense                (27,706)             (18,450)
 Proceeds from issuance of ISAT Convertible
   Preferred stock to related party                      175,000                    0
                                                       ----------          ----------
      Total non-cash transactions                        148,806              (13,157)
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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2009 and the results of its operations and cash flows for the three months ended December 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

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

The Company believes the remaining portfolio debt receivable carrying costs of $297,563 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from January 1, 2010 and forward or sale of the portfolios. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On June 30, 2008, the Company purchased an additional $141,696 of distressed debt portfolio receivables. On July 28, 2008, the Company purchased an additional $230,864 distressed debt receivables and both are included in finance contract receivables on our balance sheet at the net amount including deductions for collections, write-offs, and buybacks.

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

Changes in debt receivables for the quarter ended December 31, 2009:

  Balance at beginning of period, September 30, 2009             $ 314,423
  Acquisition of debt receivables                                       --
  Cash collections applied to principal                            (16,860)
                                                          -----------------
  Balance at the end of the period, December 31, 2009           $  297,563
                                                          =================

  Estimated Remaining Collections ("ERC")(Unaudited)         * $   467,918.

* The Estimated Remaining Collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. There was no revenue recognized on debt receivables for the three months ended December 31, 2009.

Under FASB ASC 310 guidance, debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently, no additional amortizable costs are below fair market value.

Operating revenues for the quarter through December 31, 2009 included $22,145 from our third party collections operation. Revenue will be recognized based on FASB ASC 310, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,985,946 at December 31, 2009. The net loss for the three month period ended December 31, 2009 from operating activities was $177.969 compared to a net loss of $152,363 for the same period last year. The Company issued $175,000 on December 31, 2009 in Convertible Preferred Stock to convert loans payable to a related party to finance continuing operations for the quarter. As of December 31, 2008, the Company incurred $411,559 in Notes payable to finance portfolio purchases and $82,709 in Convertible notes payable to a related party. On September 30, 2009 the Company issued $560,000 in face value Preferred Stock in a subsidiary to a related investor party to redeem the Notes payable plus accrued interest and additional capital contribution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 BASIS OF PRESENTATION

These financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:

For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Actual results may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs:

Advertising costs are expensed as incurred. There have been no advertising costs incurred during the periods covered by these financial statements.

Long-Lived Assets:

In accordance with FASB ASC 360-10, "Property, Plant, and Equipment", the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Should there be impairment in the future; the Company will recognize the impairment loss as the difference between the carrying amount and fair value of the asset based on discounted expected consolidated future cash flows from the impaired assets.

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2009 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the quarter ended December 31, 2009. 175,000 additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

Reclassification of Deposits: $5,000 in Deposits to a vendor was reclassified to Other Assets- Long-Term in the quarter ended December 31, 2009 from being listed as a Current Asset on September 30, 2009.

Note 4 RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of December 31, 2009, 1,091,000 shares of Convertible Preferred Stock were issued and outstanding with a face value of $1.00 per share. 175,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to secure debts and loans made to the Company on December 31, 2009.

On September 30, 2009, 306,000 shares were issued to DCP for repayment of convertible/secured debt to a related party. The preferred shares are convertible at the rate of one preferred to ten common shares at the option of the holder. The accumulated deficit for the quarter ended December 31, 2009 was adjusted for a dividend distribution of $27,706 on 12% Convertible Preferred Stock outstanding.

Common Stock
As of December 31, 2009, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the quarter ended December 31, 2009.

Stock Options
There were no stock options issued or exercised during the quarter ended December 31, 2009. All outstanding stock options were expired as of September 30, 2009.

Note 6 CONVERTIBLE DEBENTURES

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

As of the date of this report, the currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt. The statute of limitations has expired on $150,000 for two of the defaulted debentures.


Note 7 Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the four years from June 30, 2004. The Company deemed the value of the transaction to be $368,045 based upon the consideration given to the Company in the indemnification agreement.

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $19,520, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at December 31, 2009:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $      --
  Defaulted accrued interest payable                 19,520             --
  Less, contra-indemnification receivable           (69,520)            --
                                                  ---------      ---------
  Balances per Balance Sheet, at
    December 31, 2009:                           $      --       $      --
                                                  =========      =========

The Company believes that beyond the $69,520 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 8 CREDIT LINES PAYABLE

During the quarter ended December 31, 2009, the Company borrowed $11,290 on its available bank credit lines of $20,000 and paid back $1,898. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

During the three months ended December 31, 2009, an additional net amount of $146,072 was loaned to the Company by an entity owned by two of the Company's stockholders compared to $62,288 loaned for the same period last year. Higher collection costs due to expanded collection operations contributed to the additional capital loan requirements and continued funding of management consulting services.

As of December 31, 2009 and September 30, 2009, the secured loans totaled $999 and $812, respectively and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the three months ended December 31, 2009 and 2008 amounted to $4,481 and $18,579, respectively. The Company issued a 12% short-term secured promissory note for $999 with the Company's debt receivable assets pledged as collateral on December 31, 2009.

Note 10 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 19, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

The substituted debts, as revised, amount to a larger face value of debt purchased but have the same computed fair market value due to different categories of debts received as well as different ages of the debts. For the most part, the new and revised group of debts received in accordance with the original purchase agreement is now considered to be older in age and of slightly less individual value. The Company, through its third party collection agent, has evaluated this overall debt purchase for its current fair market value, future collectability and net estimated net realizable value in comparison to the original purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 of the Company's restricted common shares of stock.

In 2009, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using third party agents. Additional staff includes Scott Larson, as a consultant with ISA Financial Services, Inc., a full time attorney, and eight collectors in collection operations.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At December 31, 2009, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $297,563. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the three months ended December 31, 2009 and 2008.

Sales and Gross Profit

The Company recorded $22,145 in Third Party collection revenue for the three months ended December 31, 2009. No net revenue was recorded for the three months ended December 31, 2009 and 2008 for collection of our own inventory of debt receivables using the cost recovery method of revenue recognition. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts from the debt portfolios in the amount of $16,860 were collected in the three months ended December 31, 2009. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs, general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $84,231 compared to $28,348 for the three months ended December 31, 2008 due to expanded operations and employment in our collection operations. General and administrative expenses were $110,247 for the three months ended December 31, 2009 compared to $105,442 for three months ended December 31, 2008 due to increased office space rental. Interest expense for the three months ended December 31, 2009 totaled $4,481 compared to $18,579 for the three month period ended December 31, 2008 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of December 31, 2009, the Company had total assets of $351,131 consisting of $21,878 in cash, $706 in trade receivables, $526 in prepaid insurance expense, $25,438 in office equipment net of depreciation, $297,563 in finance contracts receivables net of collections, $5,000 in long-term deposits, and $20 in other assets for organization costs, net of amortization. It had $139,868 in current liabilities consisting of $121,546 in accounts payable and accrued expenses, $999 in convertible notes payable related party, and bank credit lines payable totaled $17,323.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company will continue its complete reorganization of financial affairs and obligations as well as support its expanded operational in-house collection agency activities required now and as a result of additional debt receivable purchases in 2008 and future debt purchases.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's Form 10-K submission for the year ended September 30, 2009, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2010 due to a recessionary economy.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2009 of $9,799,692. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2009, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 88.57%, respectively of the Company's outstanding common stock at December 31, 2009. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,799,692 at December 31, 2009. The net loss for the three month period ended December 31, 2009 was $182,450. The Company currently owes $999 for a convertible note payable to a related third party investment company. Bank credit lines as of December 31, 2009 had a balance due of $17,323. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $200,000 in principal and $190,557 in accrued interest as of December 31, 2009. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As a smaller reporting company with a fiscal year end of September 30, the Company must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") for the fiscal year ended September 30, 2010. During fiscal years 2006 through 2009 management has reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company may engage a third party consultant to assist it with the improvement of such internal controls over financial reporting. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. The Company believes the Company's risk of control failure is low due to the financial expertise of its President and the small size of operations. The Company will begin work with independent consultants to comply with the requirement of auditor attestation of our internal controls due with our fiscal year 2010 annual report.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending December 31, 2009, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2009.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2009, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $150,000 and one additional short-term convertible debt in the amount of $50,000. The accrued interest liability due on these notes combined amounts to $19,520 as of December 31, 2009 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

      Date: February 19, 2010



1

3