Form 10-Q
period 2010-03-31
ISA INTERNATIONALE INC
filed 2010-05-20
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2010


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

On May 19, 2010 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,251,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 12,510,000 shares of common stock.

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

                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

These condensed consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, and its results of operations, stockholders' equity, and its cash flows for the six month period ended March 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 13, 2010.

                              ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31, 2010  September 30,2009
                                                           (Unaudited)     (Audited)
                    ASSETS                              -------------------------------
Current Assets:
   Cash and cash equivalents                               $   34,307      $   17,545
   Trade receivables                                            1,081             920
   Prepaid expenses                                               329             723
   Contract sale receivable                                    31,538               -
                                                         ------------       ---------
        Total current assets                                    67,255          19,188
Fixed Assets
Office equipment and Property at cost less depreciation        52,336          24,813
                                                         ------------       ---------
       Total fixed assets                                      52,336          24,813

Other Assets:
   Finance contract receivables, net of collections           287,410         314,423
   Notes receivable - non current portion                           -           7,600
   Deposits - Long term   (See note 3)                          5,000           5,000
   Other assets                                                    10              30
                                                         ------------       ---------
    Total Other Assets                                        292,420         327,054
                                                         ------------       ---------
Total Assets                                                $ 412,012      $  371,055
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         141,670         117,404
   Credit lines payable                                        16,541           7,932
   Notes payable-other                                         11,132               -
   Convertible notes payable - related party                      532             812
                                                         ------------       ---------
        Total current liabilities                              169,875         126,148

Long Term Liabilities
   Notes payable-other - Long term portion                     31,916               -
                                                           ------------      ---------
Total Liabilities                                          $  201,791      $  126,148
                                                          ------------    ------------

Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 1,251,000 shares
     issued and outstanding at March 31, 2010 , 916,000
     shares issued and outstanding at September 30, 2009          125              92
   Preferred ISA Acceptance Corporation, par value $25
     50,000 shares authorized, 22,400 shares issued and
     outstanding at March 31, 2010 and at September 30, 2009  560,000         560,000
   Common stock, $.0001 par value,
     300,000,000 shares authorized; 23,999,612 shares
     issued and outstanding at March 31, 2010
       and at September 30, 2009                                2,400           2,400
   Additional paid-in capital                              10,146,669       9,809,451
   Accumulated deficit                                     (9,961,474)     (9,589,536)
   Treasury stock                                            (537,500)       (537,500)
                                                          ------------     -----------
   Total stockholders' equity                                 210,221         244,907
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 412,012       $ 371,055
                                                          ============    ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                 Three Months    Three Months   Six Months   Six Months
                                     Ended         Ended           Ended       Ended
                          March 31, 2010  March 31, 2009  March 31, 2010 March 31, 2009
                                 ------------------------------------------------------
Operating revenue:
 Financing income                      81,058           -        95,083             -
 Other collection fees                  4,715           -        12,834             -
                                    ---------      -------       -------      --------
  Total operating revenue              85,773           -       107,917             -

Operating expenses:
 Portfolio collection costs           113,651      30,677       203,518        59,025
 General and administrative            97,708      85,312       207,955       190,754
                                    ---------    -------       -------      --------
  Operating expenses                 (211,359)   (115,989)     (411,473)     (249,779)
                                    ---------    --------      --------     ---------
  Operating loss                     (125,586)   (115,989)     (303,556)     (249,779)

Other expenses
    Interest (expense)                 (3,914)    (22,313)       (8,395)      (40,892)
                                     ---------  ---------        ---------    --------
  Net loss from operations           (129,500)    138,303)     (311,951)     (290,666)
                                     ---------   ---------     --------      ---------

Net loss                             (129,500)   (138,303)      (311,951)     (290,666)
                                     =========  ========      ==========     =========

Dividends to preferred shareholders   (32,282)   (18,050)       (59,988)      (36,500)

Net loss attributable to
       common shareholders           (161,782)  (156,352)        (371,938)   (327,166)


Basic loss per share                 $ (0.01)   $(0.01)       $  (0.01)   $ (0.01)
                                    ==========  ==========      =========   =========

Weighted average common
Shares outstanding:
Basic                              23,999,612  23,999,612     23,999,612   23,999,612
                                   ==========  ==========     ==========   ==========
Dividends per share of common stock      none       none          none         none
Dividends per share of preferred stock   $0.05    $0.05        $0.06        $0.06
                                    ==========   ========      ========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.








                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                Six Months Ended      Six Months Ended
                                                 March 31, 2010         March 31, 2009
                                                 -----------------   -----------------
Cash flows from operating activities:
 Net loss                                          $    (311,951)           (290,666)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                            3,525                 568
  Reduction of debt receivable purchase price
    due to gross collections received                     27,013              82,400
  Interest contributed to capital                          2,252              10,471

 Changes in operating assets and liabilities:
  Trade receivables                                         (161)                176
  Prepaid expenses and deposits                              395                   -
  Accounts payable and accrued expenses                   24,265               6,872
  Interest accrued-Notes Payable other                         -               3,211
                                                        ----------         ----------
     Cash used in operating activities                  (254,662)           (186,947)

Cash flows from investing activities:
  Purchase of office equipment                           (12,522)                 -
  Debt receivables purchased                             (31,538)                 -
  Purchase of automobile                                 (18,505)                 -
                                                        ----------         --------
    Cash provided by investing activities                (62,565)                 -

Cash flows from financing activities:
  Proceeds from bank lines of credit                      18,028              13,015
  Payments for bank lines of credit                       (9,419)                  -
  Proceeds from convertible notes
     payable - related party                                (280)            125,453
  Proceeds from notes payable - related party             43,048              70,287
  Proceeds from issuance of Preferred Stock              335,000                   -
  Preferred stock dividend                               (59,988)            (36,500)
  Proceeds from Notes Receivable                           7,600                   -
                                                        ----------          ----------
  Cash provided by financing activities                  333,989             172,255
                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents          16,762             (14,692)
Cash at beginning of period                               17,545              26,311
                                                       ----------          ----------
Cash and cash equivalents at end of period             $  34,307              11,619
                                                       ==========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                          2,252              10,471
 Accrued Preferred stock dividend expense                (59,988)            (36,500)
 Proceeds from issuance of ISAT Convertible
   Preferred stock to related party                      335,000                   -
                                                       ----------          ----------
      Total non-cash transactions                        277,266             (26,029)
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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at March 31, 2010 and the results of its operations and cash flows for the six months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

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

The Company believes the remaining portfolio debt receivable carrying costs of $287,410 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from April 1, 2010 and forward or sale of the portfolios. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

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

Changes in company owned portfolio debt receivables for the quarter ended March 31, 2010:

  Balance at beginning of period, December 31, 2009              $ 297,563
  Acquisition of debt receivables                                   25,008
  Sale of debt receivables                                         (23,057
  Cash collections applied to principal                            (12,104)
                                                          -----------------
  Balance at the end of the period, March 31, 2010           $     287,410
                                                          =================

  Estimated Remaining Collections ("ERC")(Unaudited)         * $   448,750.

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

For our company owned portfolios revenue will be recognized based on FASB ASC 310, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

There was revenue recognized on debt receivables in the amount of $31,727 for the three months ended March 31, 2010, which consists of the following amounts. During the quarter ended March 31, 2010, the Company purchased a debt portfolio for $25,007 with face value of $1,007,000. The company received gross collections in the amount of $44,698 during the quarter on that portfolio. Prior to March 31, 2010, the seller of the portfolio recalled the remaining uncollected portion of the purchased portfolio and agreed to repay to the Company $23,556 of the original cost which represents the cost to the Company on accounts not collected upon. As a result the Company received $23,556 in settlement monies to return the remaining uncollected portfolio to the seller. The Company has recorded income from the portfolio in the amount of $43,247 after recovery of its original cost.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,961,474 at March 31, 2010. The net loss for the six month period ended March 31, 2010 from operating activities was $311,951 compared to a net loss of $290,666 for the same period last year. The Company issued $355,000 in Convertible Preferred Stock to convert loans payable to a related party to finance continuing operations for the six month period. As of March 31, 2010, the Company had a principal balance due of $25,458 in Notes payable to finance portfolio purchases to a related party and $17,590 in a bank note payable. The Company issued $335,000 in face value Preferred Stock in a subsidiary to a related party investor to redeem the Notes payable plus accrued interest and additional capital contribution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

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

Earnings (Loss) Per Share:

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification Topic 260 (ASC 260-10), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common shares outstanding. If applicable, diluted earnings per share assumes the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, determined by the treasury stock method, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share.

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

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2010 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the six months ended March 31, 2010. 160,000 additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

Reclassification of Deposits: $5,000 in Deposits to a vendor was reclassified to Other Assets- Long-Term in the quarter ended December 31, 2009 from being listed as a Current Asset on September 30, 2009.

Note 4 RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of March 31, 2010, 1,251,000 and 22,400 shares of Convertible Preferred Stock were issued and outstanding with a face value of $1.00 and $25 per share, respectively. 335,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to secure debts and loans made to the Company during the six months ended March 31, 2010.

A subsidiary Company, ISA Acceptance Corporation, issued 22,400 shares of Preferred Stock, par value $25, during the fourth quarter of 2009 to a related party investor valued at $560,000 in exchange for promissory notes due the investor plus accrued interest. The loans were used to finance portfolio purchases.

On September 30, 2009, 306,000 preferred shares were issued to DCP for repayment of convertible/secured debt to a related party. The preferred shares are convertible at the rate of one preferred to ten common shares at the option of the holder.

The accumulated deficit for the six months ended March 31, 2010 was adjusted for a dividend distribution of $59,988 on 12% Convertible Preferred Stock outstanding.

Common Stock
As of March 31, 2010, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the six months ended March 31, 2010.

Stock Options
There were no stock options issued or exercised during the six months ended March 31, 2010. All outstanding stock options expired as of September 30, 2009.

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

The amount of the beneficial conversion feature not exceeding the proceeds from the debentures was recognized as interest expense because the right to convert to common stock is vested upon issuance of the debentures. Accordingly, interest expense for the year ended December 31, 2000 included $397,920 related to the beneficial conversion feature.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was lowered to 6% per annum. The debenture is convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder. It is classified as a current liability and has been offset by a contra-indemnification receivable. It is very unlikely the debenture holders would convert their debentures into common stock.

As of March 31, 2010, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $191,297. The currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt. The statute of limitations has expired on $150,000 for two of the three defaulted debentures. The remaining defaulted debenture amounting to $50,000 has a defaulted accrued interest payable of $21,771 as described below in the Indemnification Agreement - Related Party.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $21,771, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at March 31, 2010:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debentures payable        $  50,000      $      --
  Defaulted accrued interest payable                 21,771             --
  Less, contra-indemnification receivable           (71,771)            --
  Balances per Balance Sheet, at
    March 31, 2010:                              $       --      $      --
                                                  =========      =========

The Company believes that beyond the $71,771 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 8 CREDIT LINES PAYABLE

During the quarter ended March 31, 2010, the Company borrowed $18,028 on its available bank credit lines of $20,000 and paid back $9,419. The total balance due at March 31, 2010 and September 30, 2009 was $16,541 and $7,932, respectively. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

Two additional notes were incurred in the second quarter. One is a bank note for $18,125 to finance an automobile purchase and the second note was to a related party in the amount of $25,007 for financing a new portfolio purchase of credit card receivables. The monthly payments required by this loan agreement have not yet been made in accordance with the terms. Net cash flow for the six months ended March 31, 2010, a total net amount of $43,048 in funds was loaned to the Company by a related investor loaned 25,458 and also guaranteed a bank loan with a net balance due of 17,590. An entity owned by one of the Company's stockholders loaned $70,287 for the same six month period last year to finance receivable purchases. Purchases of fixed assets and portfolios, and higher collection costs due to expanded collection operations contributed to the additional capital loan requirements.

As of March 31, 2010 and September 30, 2009, the secured loans totaled $532 and $812, respectively and are payable on demand to the financial company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the six months ended March 31, 2010 and 2009 amounted to $4,106 and $18,579, respectively. The Company issued a 12% short-term secured promissory note for $532 with the Company's debt receivable assets pledged as collateral on March 31, 2010.

Note 10 SUBSEQUENT EVENTS

The Company has determined there were no subsequent events warranting additional disclosure or recognition in the financial statements.

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

In 2009 and 2010, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using third party agents. Our staff includes Scott Larson, as a consultant with ISA Financial Services, Inc., a full time attorney, an office administrator and sixteen collectors in collection operations. We have added 8 collectors as employees in the last three months. Mr. Larson has now assumed the lead role in the management of ISAI's two subsidiaries.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At March 31, 2010, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $287,410. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the six months ended March 31, 2010 and 2009.

Sales and Gross Profit

The Company recorded $95,083 in Third Party collection fee revenue and portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the six months ended March 31, 2010. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Net collection receipts from the debt portfolios in the amount of $53,856 were collected in the six months ended March 31, 2010. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Any funds received over the inventory cost are booked as revenue. Collection fee revenue from third party contracts was $33,056 for the six months ended March 31, 2010. $12,834 was collected for Service income and other fees. Additionally, we booked a net amount of $8,171 for post dated collections (negotiated promises to pay within the next year) including a reserve for potential uncollectable accounts. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs, general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the two quarters were $203,518 compared to $59,025 for the six months ended March 31, 2009 due to expanded operations and employment in our collection operations. General and administrative expenses were $207,955 for the six months ended March 31, 2010 compared to $190,754 for six months ended March 31, 2010 due to increased office space rental. Interest expense for the six months ended March 31, 2010 totaled $8,395 compared to $40,892 for the six month period ended March 31, 2009 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Two additional notes were incurred in the second quarter. One is a bank note for $18,125 to finance an automobile purchase and the second note was to a related party in the amount of $25,007 for financing a new portfolio purchase of credit card receivables.

Liquidity and Capital Resources

As of March 31, 2010, the Company had total assets of $412,012 consisting of $34,307 in cash, $1,081 in trade receivables, $329 in prepaid insurance expense, $31,538 for a contract sale receivable, $52,336 in office equipment, furniture, and vehicles net of depreciation, $287,410 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $169,875 in current liabilities consisting of $141,670 in accounts payable and accrued expenses, $11,132 in notes payable other, $532 in convertible notes payable related party, and bank credit lines payable totaled $16,541.

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

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2010 due to a recessionary economy that is slowly recovering but still has relatively high unemployment in the work force making it difficult for millions to meet their credit obligations.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2010 of $9,961,474. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 88.57%, respectively of the Company's outstanding common stock at March 31, 2010. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $9,961,474 at March 31, 2010. The net loss for the six month period ended March 31, 2010 was $371,938. The Company currently owes $141,670 for trade accounts payable and tax liabilities and $532 for a convertible note payable to a related third party investment company. Bank credit lines as of March 31, 2010 had a balance due of $16,541. Long Term liabilities amounting to $31,916 include two notes incurred in the second quarter. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $21,771 in accrued interest as of March 31, 2010. No interest or principal payments were ever made by the Company on the remaining debentures.

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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three month period covered by this quarterly report ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Neither has there been any significant change in internal control over financial reporting subsequent to the date of this report.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending March 31, 2010, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2010.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2010, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $21,771 as of March 31, 2010 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

      Date: May 20, 2010



26

3