Form 10-Q
period 2010-06-30
ISA INTERNATIONALE INC
filed 2010-08-23
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2010


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

On August 23, 2010 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,414,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 14,140,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION                                            4

ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets                            5
        Condensed Consolidated Statements of Operations                  6
        Condensed Consolidated Statements of Cash Flows                  7
        Notes to Condensed Consolidated Financial Statements          8-19

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        20-26

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      27

ITEM 4T. Controls and Procedures                                        27

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     28

ITEM 3. Defaults upon Senior Securities                                 28

ITEM 4. Submission of Matters to a Vote of Security Holders             28

ITEM 5. Other Information                                               28

ITEM 6. Exhibits and Reports on Form 8-K                                28

Signatures                                                              28

                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

These condensed consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, and its results of operations, stockholders' equity, and its cash flows for the nine month period ended June 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 13, 2010.

                              ISA INTERNATIONALE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      June 30, 2010   September 30,2009
                                                           (Unaudited)     (Audited)
                    ASSETS                              -------------------------------
Current Assets:
   Cash and cash equivalents                              $   112,927      $   17,545
   Trade receivables                                            1,806             920
   Prepaid expenses                                               132             723
   Contract sale receivable                                         0               0
                                                         ------------       ---------
        Total current assets                                   114,865          19,188
Fixed Assets
Automobile, at cost less depreciation                          16,963               0
Office equipment and Property at cost less depreciation        36,699          24,813
                                                         ------------       ---------
       Total fixed assets                                      53,662          24,813

Other Assets:
   Finance contract receivables, net of collections           266,754         314,423
   Notes receivable - non current portion                           -           7,600
   Deposits - Long term   (See note 3)                          5,000           5,000
   Other assets                                                     0              30
                                                         ------------       ---------
    Total other assets                                        271,754         327,054
                                                         ------------       ---------
Total assets                                                $ 440,281      $  371,055
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                         199,794         117,404
   Credit lines payable                                        18,934           7,932
   Notes payable- related party                                38,732               -
   Convertible notes payable - related party                      698             812
                                                         ------------       ---------
        Total current liabilities                              258,157         126,148

Long Term Liabilities
   Notes payable - related party long term portion             29,228               -
                                                           ------------      ---------
Total liabilities                                          $  287,385      $  126,148
                                                          ------------    ------------
Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 1,414,000 shares
     issued and outstanding at June 30, 2010 , 916,000
     shares issued and outstanding at September 30, 2009          142              92
   Preferred ISA Acceptance Corporation, par value $25
     50,000 shares authorized, 22,400 shares issued and
     outstanding at June 30, 2010 and at September 30, 2009   560,000         560,000
   Common stock, $.0001 par value, 300,000,000 shares authorized;
     23,999,612 shares issued and outstanding at
     June 30, 2010 and at September 30, 2009                    2,400           2,400
   Additional paid-in capital                              10,310,401       9,809,451
   Accumulated deficit                                    (10,182,547)     (9,589,536)
   Treasury stock                                            (537,500)       (537,500)
                                                          ------------     -----------
   Total stockholders' equity                                 152,896         244,907
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 440,281       $ 371,055
                                                          ============    ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                       Three Months Ended         Nine Months Ended
                                       June 30,    June 30,      June 30,    June 30,
                                        2010        2009          2010        2009
                                 ------------------------------------------------------
Operating revenue:
 Financing income                      122,659           -        217,742             -
 Other collection fees                  14,940           -         27,774             -
                                    ---------      -------       -------      --------
  Total operating revenue              137,600           -        245,517             -

Operating expenses:
 Portfolio collection costs            217,366       4,142        420,884      78,202
 General and administrative             99,536      83,291        307,491     272,564
                                     ---------    -------       -------      --------
  Operating expenses                  316,901       87,434        728,374     350,766
                                     ---------    --------      --------     ---------
  Operating loss                     (179,302)     (87,434)      (482,858)   (350,766)

Other expenses
    Interest expense                   (4,343)      (6,077)       (12,738)    (65,635)
                                     ---------  ---------        ---------    --------
  Net loss from operations           (183,645)     (93,511)      (495,596)   (416,395)
                                     ---------   ---------     --------      ---------

Net loss                             (183,645)     (93,511)      (495,596)   (416,395)
                                     =========    ========     ==========   =========

Dividends to preferred shareholders   (37,427)     (13,613)       (97,415)    (54,750)

Net loss attributable to
       common shareholders           (221,072)    (107,124)      (593,011)   (471,144)


Basic loss per share                 $ (0.01)      $(0.00)      $  (0.03)     $ (0.02)
                                    ==========  ==========      =========   =========

Weighted average common
Shares outstanding:
Basic                              23,999,612  23,999,612     23,999,612   23,999,612
                                   ==========  ==========     ==========   ==========
Dividends per share of common stock      none       none          none         none
Dividends per share of preferred stock   $0.03      $0.03         $0.07        $0.09
                                    ==========   ========      ========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.








                                   ISA INTERNATIONALE INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                    Nine Months        Nine Months
                                                       Ended              Ended
                                                  June 30, 2010      June 30, 2009
                                                 ----------------   ----------------
Cash flows from operating activities:
 Net loss                                          $    (495,596)          (416,395)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                            5,905                884
  Reduction of debt receivable purchase price
    due to gross collections received                     47,670            126,884
  Interest contributed to capital                          3,000             15,707

 Changes in operating assets and liabilities:
  Trade receivables                                         (886)               759
  Prepaid expenses                                           592                  -
  Notes receivable - non current portion                   7,600                  -
  Accounts payable and accrued expenses                   82,388             10,027
  Interest accrued-notes payable other                         -             17,524
                                                        ----------         ----------
     Cash used in operating activities                  (349,327)          (244,610)

Cash flows from investing activities:
  Purchase of office equipment                           (16,218)                -
  Purchase of automobile                                 (18,505)                -
                                                        ----------         ---------
    Cash used by investing activities                    (34,723)                -

Cash flows from financing activities:
  Proceeds from bank lines of credit                      32,231                  -
  Payments for bank lines of credit                      (21,229)                 -
  (Payments) proceeds form convertible notes
     payable - related party                                (114)           216,635
  Proceeds from notes payable - related party             67,959             70,287
  Proceeds from issuance of Preferred Stock              400,585                  -
  Preferred stock dividend                                     -            (54,750)
                                                       ----------          ----------
  Cash provided by financing activities                  479,432            232,172
                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents          95,382            (12,439)
Cash at beginning of period                               17,545             26,311
                                                       ----------          ----------
Cash and cash equivalents at end of period            $  112,927             13,873
                                                       ==========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                         3,000              15,707
 Accrued Preferred stock dividend expense               (97,415)            (59,750)
 Proceeds from issuance of ISAT Convertible
   Preferred stock to related party                     498,000                   -
                                                       ----------          ----------
      Total non-cash transactions                       403,585             (39,043)
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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at June 30, 2010 and the results of its operations and cash flows for the nine months ended June 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company has determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310.

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

The Company believes the remaining portfolio debt receivable carrying costs of $266,754 will be recovered by the Company from future gross collections to be received in the next 60 months commencing from April 1, 2010 and forward or sale of the portfolios. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

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

Changes in company owned portfolio debt receivables for the quarter ended June 30, 2010:

  Balance at beginning of period, March 31, 2010               $ 287,410
  Acquisition of debt receivables                                      0
  Sale of debt receivables                                             0
  Cash collections applied to principal                          (20,656)
                                                        -----------------
  Balance at the end of the period, June 30, 2010          $     266,754
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)       * $   421,734.

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

There was revenue recognized on debt receivables in the amount of $122,659 for the three months ended June 30, 2010 and recorded other collection fees of $14,940 for a total income of $137,600. For the nine months ended June 30, 2010 the Company recorded finance income on debt receivables in the amount of $217,742 and other collections fees of $27,774 for a total income of $245,517. This consists of both our own portfolios of debt receivables and third party collections on contract.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,182,547 at June 30, 2010. The net loss for the nine month period ended June 30, 2010 from operating activities was $495,596 compared to a net loss of $416,395 for the same period last year. The Company issued $498,000 in Convertible Preferred Stock to convert loans payable to a related party to finance continuing operations for the nine month period. As of June 30, 2010, the Company had a principal balance due of $26,175 in Notes payable to finance portfolio purchases to a related party and $18,934 in a bank note payable. The Company issued $498,000 in face value Preferred Stock in a subsidiary to a related party investor to redeem the Notes payable plus accrued interest and additional capital contribution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Contra Account presentation: Reference should be made to note 6 in these notes to financial statements for additional information as to consolidated financial statement presentation at June 30, 2010 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the nine months ended June 30, 2010. 163,000 additional shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

Reclassification of Deposits: $5,000 in Deposits to a vendor was reclassified to Other Assets- Long-Term in the quarter ended December 31, 2009 from being listed as a Current Asset on September 30, 2009.

Note 4 RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310):
Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310):
Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.



In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740):
Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it "would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act". The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic
855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC's reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of June 30, 2010, 1,414,000 and 22,400 shares of Convertible Preferred Stock were issued and outstanding with a face value of $1.00 and $25 per share, respectively. 498,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to secure debts and loans made to the Company during the nine months ended June 30, 2010.

A subsidiary Company, ISA Acceptance Corporation, issued 22,400 shares of Preferred Stock, par value $25, during the fourth quarter of 2009 to a related party investor valued at $560,000 in exchange for promissory notes due the investor plus accrued interest. The loans were used to finance portfolio purchases.

The accumulated deficit for the nine months ended June 30, 2010 was adjusted and charged for a dividend distribution of $97,415 on 12% Convertible Preferred Stock outstanding.

Common Stock
As of June 30, 2010, 23,999,612 shares of common stock were issued and outstanding, No additional shares were issued during the nine months ended June 30, 2010.

Stock Options
There were no stock options issued or exercised during the nine months ended June 30, 2010. All outstanding stock options expired as of September 30, 2009.

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

As of June 30, 2010, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $192,045. The currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt. The statute of limitations has expired on $150,000 for two of the three defaulted debentures. The remaining defaulted debenture amounting to $50,000 has a defaulted accrued interest payable of $20,252 as described below in the Indemnification Agreement - Related Party.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $22,518, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at June 30, 2010:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debentures payable        $  50,000      $      --
  Defaulted accrued interest payable                 22,518             --
  Less, contra-indemnification receivable           (72,518)            --
  Balances per Balance Sheet, at
    June 30, 2010:                              $       --      $      --
                                                  =========      =========

The Company believes that beyond the $72,518 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 8 CREDIT LINES PAYABLE

During the quarter ended June 30, 2010, the Company borrowed $30,341 on its available bank credit lines of $20,000, accrued interest expense of $1,890 and paid back $21,229. The total balance due at June 30, 2010 and September 30, 2009 was $18,934 and $7,932, respectively. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

Two related party investors loaned the Company $319,497 during the nine month period ended June 30, 2010 for the financing of operations and related growth. These funds were specifically used for the following: (a) purchase of fixed assets, (b) expanded employment in collection operations and (c) related higher collection system costs. Additional costs for the nine months include an accrual of $75,000 of management consulting costs to the financial management company, interest costs of $5,974 and $97,415 in declared preferred stock dividends. These loans and costs were paid for by the issuance of 498,000 shares of Preferred Stock to the financial management company controlled by the two related party investors.

For the three month period ended June 30, 2010 an entity owned by one of the Company's stockholders loaned $25,000 to the Company. Two notes were incurred to related party investment partner in the second quarter ended March 31, 2010. The first note was for $17,590 for a bank note to finance an automobile purchase and the second note was in the amount of $25,458 for financing a new portfolio purchase of credit card receivables. The monthly payments required by this loan agreement have not yet been made in accordance with the terms. Net cash flow from these notes for the nine months ended June 30, 2010, was a total net amount of $43,048. An entity owned by one of the Company's stockholders loaned $70,287 for the same nine month period last year to finance receivable purchases. Purchases of fixed assets and portfolios, and higher collection costs due to expanded collection operations contributed to the additional capital loan requirements.

As of June 30, 2010 and September 30, 2009, the secured loans totaled $698 and $812, respectively and are payable on demand to the financial management company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes, but are not convertible into common stock of the Company. Interest expense on these notes for the nine months ended June 30, 2010 and 2009 amounted to $5,975 and $9,688, respectively. The Company issued a 12% short-term secured promissory note for $698 with the Company's debt receivable assets pledged as collateral on June 30, 2010.

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

In 2009 and 2010, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using third party agents. Our staff includes a full time attorney, an office administrator and thirteen collectors in collection operations.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At June 30, 2010, the current carrying value of the Company's original purchased debt receivables, net after gross collections from date of original purchase and impairment write downs, is $266,754. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the nine months ended June 30, 2010 and 2009.

Sales and Gross Profit

The Company recorded $217,742 in Third Party collection fee revenue and portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the nine months ended June 30, 2010. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Net collection receipts from the debt portfolios in the amount of $73,603 were collected in the nine months ended June 30, 2010. This amount has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Any funds received over the inventory cost are booked as revenue. Collection fee revenue from third party contracts was $104,609 for the nine months ended June 30, 2010. $27,078 was collected for Service income and other fees. Additionally, we booked a net amount of $1,127 for post dated collections (negotiated promises to pay within the next year) including a reserve for potential uncollectable accounts. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the three quarters were $420,884 compared to $78,202 for the nine months ended June 30, 2009 due to expanded operations and employment in our collection operations. General and administrative expenses were $307,491 for the nine months ended June 30, 2010 compared to $272,564 for nine months ended June 30, 2009 due to increased office space rental. Interest expense for the nine months ended June 30, 2010 totaled $12,738 compared to $65,635 for the nine month period ended June 30, 2009 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Two additional notes were incurred in the second quarter. One is a bank note for $17,590 to finance an automobile purchase and the second note was to a related party in the amount of $25,476 for financing a new portfolio purchase of credit card receivables.

Liquidity and Capital Resources

As of June 30, 2010, the Company had total assets of $440,281 consisting of $112,927 in cash, $1,806 in trade receivables, $131 in prepaid insurance expense, $53,662 in office equipment, furniture, and vehicles net of depreciation, $266,754 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $258,157 in current liabilities consisting of $199,794 in accounts payable and accrued expenses, $38,732 in notes payable other, $698 in convertible notes payable related party, and bank credit lines payable totaled $18,934.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's Form 10-K submission for the year ended September 30, 2009, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2010 of $10,182,547. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 88.57%, respectively of the Company's outstanding common stock at June 30, 2010. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,182,547 at June 30, 2010. The net loss for the nine month period ended June 30, 2010 was $495,596 before the dividend to Preferred Shareholders is declared. The Company currently owes $199,794 for trade accounts payable and tax liabilities and $698 for a convertible note payable to a related third party investment company. Bank credit lines as of June 30, 2010 had a balance due of $18,934. Long Term liabilities amounting to $29,228 include two notes incurred in the second quarter. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $22,518 in accrued interest as of June 30, 2010. No interest or principal payments were ever made by the Company on the remaining debentures.

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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three month period covered by this quarterly report ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Neither has there been any significant change in internal control over financial reporting subsequent to the date of this report.

Due to the recent signing into law of the Financial Reform Bill, the Company was granted an exemption from the requirement to comply with the requirements of Section 404(b)of the Sarbanes-Oxley Act of 2002 ("Section 404") for our fiscal year ended September 30, 2010. During fiscal years 2006 through 2009 management has reviewed and evaluated the effectiveness, and where necessary, enhanced the Company's internal controls over financial reporting. The Company may still engage a third party consultant to assist it with the improvement of such internal controls over financial reporting. This review and any enhancements, if necessary, will likely involve significant time and expense by the Company and its independent auditors. The Company believes the Company's risk of control failure is low due to the financial expertise of its President and the small size of operations.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending June 30, 2010, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2010.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2010, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $22,518 as of June 30, 2010 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

      Date: August 23, 2010



28

3