Form 10-K
period 2010-09-30
ISA INTERNATIONALE INC
filed 2011-01-18
CIK 1095133

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                  -----------------------------------------

                                 FORM 10-K


       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal year ended September 30, 2010.

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in the Exchange Act Rule 12d-2).   Yes [] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act. Yes [] No [X]


State issuer's revenues for its most recent fiscal year: $346,629

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was $129,287 as of January 13, 2011, based upon the average bid price of $.05 as defined in the prior paragraph.

State the number of shares outstanding of each of the Issuer's classes of common equity and preferred equity as of the latest practicable date:

As of January 14, 2011, the issuer had 23,999,612 shares of common stock outstanding.

There are 1,489,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001 as of January 13, 2011, convertible into common shares at the rate of 10 common shares for each preferred share for a total of 14,890,000 common shares or an exchange common price of $.10 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

DOCUMENTS INCORPORATED BY REFERENCE:   NONE

Transitional Small Business Disclosure Format:  Yes [] No [X]

                             TABLE OF CONTENTS

                                                                       Page
                                  PART I

Item 1.  Description of Business                                          4
Item 1A. Risk Factors                                                     7
Item 1B. Unresolved Staff Comments                                       13
Item 2.  Description of Property                                         14
Item 3.  Legal Proceedings                                               14
Item 4.  Submission of Matters to a Vote of Security Holders             14


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15
Item 6.  Selected Financial Data                                         17
Item 7.  Management's Discussion and Analysis                            18
Item 7A  Quantitative and Qualitative Disclosures About Market Risk      24
Item 8.  Financial Statements and Supplementary Data                     24
           Index to Audited Financial Statements                         24
           Report of Independent Registered Public Accounting Firm       25
           Consolidated Financial Statements                          26-29
           Notes to Consolidated Financial Statements                 30-40

Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      41
Item 9A. Controls and Procedures                                         41
Item 9B. Other Information                                               42

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Governance      43-44
Item 11. Executive Compensation                                          45
Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                46
Item 13. Certain Relationships and Related Transactions                  47
Item 14. Principal Accounting Fees and Services                          48

                                   PART IV

Item 15. Exhibits                                                        49
         Index to Exhibits, Form 10-K                                    49
         Signatures                                                      489

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

The Company has acquired these receivables at a significant discount to the amount actually owed by the debtors from a group of Companies in California. The receivables purchased represented a portion of distressed debt the companies owned and previously purchased as distressed consumer debt receivables. The Company outsources its collections to one or more carefully selected collection agencies and actively monitors collection and servicing strategies accordingly. Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistically discerned to facilitate the development of reliable collection assumptions as to the amount of income that can ultimately result from these debt portfolios. Hence the Company does not utilize the "interest method" in accounting for its investment in finance receivables under FASB ASC 310. Accordingly, the Company recognizes income from the collection of its portfolios using the "cost recovery" method. Profit is recognized only after it has collected the full purchase price less impairment write-downs, for the portfolios purchased during the period from May 18, 2005 to present. For the current fiscal year ended September 30 , 2010 the Company purchased a portfolio for $25,007.72 and subsequently sold most of the portfolio for $23,056.67. In August 2010 the Company purchased two new portfolios at a cost of $23,313.39. During the prior fiscal year ended September 30, 2008, the Company purchased two new portfolios at a cost of $372,559. Inventory carrying values of debt receivables totaled $280,810 on September 30, 2010 compared to $314,423 as of September 30, 2009. Receivable Inventory values have been reduced by gross amounts collected.

Our collection activities are summarized under note 1.a Nature of Business in the Notes to Consolidated Financial Statements. The Company began collecting third party receivables in August 2009 and earned $346,628 in fee revenue on that activity at year end September 30, 2010.

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

Credit Industry Trends

According to the U.S. Federal Reserve Board, the total outstanding consumer credit balance increased 103% in the 10 years from $1.222 trillion at August 1997 to $2.588 trillion at September 2008. Then, total consumer credit outstanding peaked in the fourth quarter of 2008 at $2.592 trillion. During 2009 total consumer credit outstanding decreased 4.4% and decreased at an annual rate of 3.9% in the first quarter of 2010. In the second and third quarters of 2010 consumer credit decreased 3.3% and 1.5% respectively. Consumer credit totals increased 0.6% in September and 1.75% October 2010 reversing a downward trend since 2009. During 2009, revolving credit decreased at an annual rate of 9.6% and non-revolving credit decreased at an annual rate of 1.2%. The 2008 to 2010 recession has had a significant impact on the amount and quality of the revolving consumer and commercial debt outstanding directly affecting our industry. Not only has it reduced the supply of receivables to collect, it has also made those receivables more difficult to collect due to declining income levels of consumers and reduced profits for businesses.

Recent statistics from the Federal Reserve showed net charge-off rates for consumer loans for Banking Credit Card Lenders at 8.39% for the third quarter of 2010 compared to a rate of 10.03% for the third quarter of 2009 indicating a recent improvement in credit quality in the last quarter.

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

Our Company feels we have an opportunity to purchase more credit card debt at favorable rates as more consumers experience difficulty paying their credit card debt and banks and financial companies watch their charge-off and delinquency rates rise significantly.

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

Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. The Company currently has on its staff a supervisor of our third party collections and seven full and part-time collectors as employees. Also on the date of this report, the Company has one additional administrative full time employee and one accountant retained as an independent consultant. Additional contractors and staff persons are used part-time. Formerly all collection efforts were performed by outside third party agencies.



Item 1A IMPORTANT RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Business Ventures

The Company completed a purchase of collection consumer debt receivables in 2005 in exchange for 1,250,000 restricted common shares of the Company valued at $1,094,900 and became operational in the consumer debt collection business. Additionally the Company purchased debt receivables of $372,559 in 2008 and $48,321 in 2010. A portfolio valued at $23,057 was returned to the seller in 2010 and recorded as a sale. The Company intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is executing its operational and marketing strategy to further develop this business venture. ISAC has successfully launched it's third party collection operation and added ten employees.

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

The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

  - the continuation of the growth trend in the level of consumer debt which has been impacted in 2009-2010 by a recessionary economy;

  - the continued volume of consumer receivable portfolios available for sale; and

  - competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

We have seen at certain times the market for acquiring consumer receivable portfolios becoming more competitive, possibly diminishing our ability to acquire such receivables at attractive prices in the future.

The growth in US consumer debt which peaked in 2008 was affected by:

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

We will be competing with other purchasers of consumer receivable portfolios, third-party collection agencies and other financial services companies managing consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices our revenues and earnings could be materially reduced.

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

History of Losses and Anticipated Further Losses

ISAI has generated limited revenue to date and has an accumulated deficit as of September 30, 2010 of $10,305,243. The Company expects losses to continue until its operations generate revenues at appropriate margins to recover our costs and achieve profitability. There can be no assurance the Company will ever have its future operations prove commercially successful or will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company (DCP) has produced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. Additional financing from DCP is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital. There can be no assurance additional financing from DCP will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2010 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 89.90% of ISAI's outstanding common stock as of September 30, 2010 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Item 1B   Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its fiscal year ended September 30, 2010 and that remain unresolved.

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

The Company has a pending adversary complaint in the United States Bankruptcy Court, Southern District of California against one of the principals of collection companies located near Los Angeles, CA, related to the above cases pending in the Central District, San Fernando Valley of California.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2010, there were no submissions of any matters to a vote of the Company's security holders.

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

YEAR    QUARTER                               HIGH BID LOW BID

2009    October 1 to December 31, 2008         $0.20    $0.05
2009    January 1 to March 31, 2009            $0.10    $0.05
2009    April 1 to June 30, 2009               $0.10    $0.05
2009    July 1 to September 30, 2009           $0.25    $0.05
2010    October 1 to December 31, 2009         $0.10    $0.05
2010    January 1 to March 31, 2010            $0.07    $0.05
2010    April 1 to June 30, 2010               $0.07    $0.05
2010    July 1 to September 30, 2010           $0.25    $0.05


For the period ending September 30, 2010, there were approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities for the period ending September 30, 2010. It currently holds 1,250,000 shares as treasury stock.

There are no securities authorized for issuance under equity compensation plans or options to purchase securities in effect.

Sales History of Unregistered Securities

The following information includes a history of all securities sold by the Company from October 2008 to present:

B.1 On August 31, 2009, ISA Acceptance Corporation issued 22,400 shares of Series A 12% Preferred Stock, par value $25.00 to the Newman Foundation in exchange for loans and accrued interest due to the creditor from the subsidiary.

B.2 On September 30, 2009, the Company issued 306,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.3 The Board, effective as of September 30, 2009, repriced the 12% Cumulative Convertible Preferred Stock outstanding to an effective conversion rate of 10 common shares for each preferred share or a common price of $.10 per share.

B.4 On December 31, 2009, the Company issued 175,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.5 On March 31, 2010, the Company issued 160,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.6 On June 30, 2010, the Company issued 163,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

B.7 On September 30, 2010, the Company issued 75,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid.

As a result of the above issuances of common and preferred stock, the total outstanding common shares of the parent Company as of September 30, 2010 totals 23,999,612 common shares, $.0001 par value, and 1,489,000 shares outstanding of 12% Cumulative Convertible Preferred Stock, $.0001 par value. The 1,489,000 preferred shares would convert into 14,890,000 common shares at the average rate of 10 common shares for each preferred share outstanding or a equivalent common price of $.10 per share. No stock repurchase transactions have occurred during the reporting period

Item 6.   Selected Financial Data

The following tables summarize our consolidated financial data as of and for the last four fiscal years ended September 30, 2010 derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this and prior year reports.

                                          Year Ended September 30,
                                     2010      2009      2008      2007

Operations Statement Data:
Finance income                 $  138,427
Collection fee income             163,689       4,746         0          0
Service and Other income           44,513         0           6          0
Total Revenue                  $  346,629       4,746         6          0

Costs and Expenses:
Collection costs                  524,356     146,846    36,539      510,287
General and administrative        380,403     355,633   333,060      450,824
Impairments                            0          0           0          0
Interest expense                   17,393      82,982    36,480       38,276
Total expenses                    922,152     585,461   406,079      540,127
Net Gain from extraordinary item                                     537,500
Income before income taxes       (575,523)   (580,709) (406,079)      (2,627)
Provisions for income taxes             0           0         0            0
Net loss                         (575,523)   (580,709) (406,079)      (2,627)
Basic net loss per share           (0.024)    (0.02)     (0.017)      (0.00)
Dividends to Pref Shareholders    140,183     73,200      50,382          0

Other Financial Data:
Cash collections                   58,878    173,548     106,154    151,452
Return on average assets (1)          (1.52)   (1.29)     (1.04)     (0.01)
Return on average shareholders'equity (0.81)   (4.43)     (3.02)     (0.01)
Dividends declared per share            0          0           0          0

Balance Sheet data:
Total assets                      382,515    371,055     526,936    252,107
Total liabilities                 276,559    126,148     509,828    134,596
Total shareholders' equity        643,454    782,407     554,608    117,511
Less: Treasury Stock             (537,500)  (537,500)   (537,500)         0
Shareholders' equity              105,954    244,907      17,108    117,511

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

Results of Operations for the Twelve Months ended September 30, 2010.

Sales and Gross Profit

No collection or sales revenues were recognized from collections efforts from the purchased portfolios for the twelve month period ended September 30, 2009 because the Company uses the "cost recovery method" for revenue recognition. Until such time as the entire cost of the purchased portfolios is recovered or written off, no income will be recognized as collection revenue. We reported $163,689 in fee income from our third party collections for the period ending September 30, 2010.

Operating and Interest Expenses

Collection costs increased from $146,846 for the prior fiscal year ended September 30, 2009 to $524,356 for fiscal year ended September 30, 2010. This reflects the increase in our in-house collection efforts and start up costs for our collection company.

General and administrative expenses were $380,403, for the twelve months ended September 30, 2010, an increase of 6.9% from the prior year of $355,633. These expenses for the fiscal year were principally for office occupancy, telephone charges, consulting costs ($254,731), management consulting fees ($90,000), accounting ($48,165), and legal fees ($4,900). Interest expenses decreased to $17,393 in the twelve months ended September 30, 2010 from $82,982 for the twelve months ended September 30, 2009.

Legal and settlement costs increased to $4,900 for the year ended September 30, 2010 compared to $4,278 for the prior year. The Company reached an agreement with its legal counsel for services rendered during the year ended September 30, 2008.

The President's and management company (DCP) consulting fees for the year ended September 30, 2010 were a non-cash expense of $75,000 and he did not draw any cash salary expense. Another Management consultant received $15,000 in fees in fiscal year ended September 30, 2010

No impairment charge expense against the carrying value of the collections portfolio inventory was recorded in the period ending September 30, 2010. Management has done an impairment analysis as of September 30, 2010. Based upon the analysis made, no impairment charge is considered necessary. All portfolios of distressed debt under control by the Company have been reviewed and management believes the carrying value at September 30, 2010 is reasonable and fair in its presented valuation.

The Company discontinued recording interest expense due on previously non-converted and defaulted convertible debt obligations of the Company in the fourth quarter ended September 30, 2009. The Company was not successful in converting this debt to equity shareholdings for two remaining debenture holders. The liability for these Debenture notes has been removed from our books as of September 30, 2010 and assumed by the indemnification agreement with Doubletree Liquidation Corporation. The Company does not have the cash liquidity to redeem these notes and the statute of limitation on these debts has been exceeded.

The Company anticipates new operating expenses in future periods for our collection company in addition to the direct costs of third party collections. Additional expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and business operations in the in-house debt collection.

Comments on Income and Expenses

An operating net loss of $558,130 was recorded for the fiscal year ended September 30, 2010. The operating loss for the fiscal year ended September 30, 2009 comprised of an operating loss of $497,733. Our operating loss in 2010 was essentially the same as 2009 primarily due to:

1. Collection costs increased for the year ended September 30, 2010 over the prior year by $377,510 due to increased collection activity and the addition of a new third party collection operation.

2. Interest costs decreased by $65,589 for the fiscal year ended September 30, 2010 over the prior year Interest expense for the year ended September 30, 2010 was $17,393 compared to $82,982 for the year ended September 30, 2009. For the year ended September 30, 2009, $15,707 in interest expense was accrued for defaulted convertible debentures, and $16,093 from related-party convertible notes. ISAC incurred new notes during the fiscal year to finance portfolio purchases and accrued $49,859 in interest for these notes. The Company incurred $1,323 in miscellaneous interest costs.

$573,000 in loans to a related party were converted to Preferred Common Stock during the fiscal year ended September 30, 2010. During fiscal year ended September 30, 2009 $306,000 in loans to a related party were converted to Preferred Common Stock. This has the effect of reducing our interest costs but increases our dividend payable expense for the fiscal years ended September 30, 2010 and 2009. The loans payable to a related party have an accrued annual rate of 12% and the Preferred Stock has an accrued dividend payable quarterly at an annual rate of 12%. Preferred stock dividend expense is not included in our reported Net Loss but is included in our net loss attributable to common shareholders. The table below summarizes our interest and dividend expense for the last three years.

                                             Fiscal year ended September 30,
                                               2010         2009      2008
Interest expense                              $17,393     $82,982   $36,480
Preferred Stock Dividend expense              140,183      73,200    50,382

General and Administrative expense for the year ended September 30, 2010 increased 6.9 % to 380,403 from $355,633 for the prior year. The Company has significantly reduced it's legal expenses over the last two years. For the year ended September 30, 2010 administrative legal expense was $4,900 compared to $4,278 for the year ended September 30, 2009.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2010, the Company raised $425,873 from secured demand notes payable from a related investor compared to $116,604 from secured demand notes payable from a related investor for the fiscal year ended September 30, 2009. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $6,470 during the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, these notes, the interest accrued, and stock dividends in the amount of $140,183 were redeemed by the Company by issuing 573,000 shares in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company. At September 30, 2009 these notes, interest accrued totaling $232,697 plus stock dividends issued totaling $73,200 were redeemed by the Company issuing 306,000 shares in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company received net collections from its distressed debt portfolios of $138,427 for the fiscal year ended September 30, 2010. No revenues were recorded for the fiscal year ended September 30, 2009. The Company is experiencing growth again in net collections due to debt portfolios acquired in 2008. However, the Company will need additional sources of financing to sustain current level of operations and purchase additional portfolio inventory. The Company believes the higher quality of our new portfolio purchases plus the establishment of our in-house collection agency will improve our net collections next year.

As of September 30, 2010, the Company had current assets of $51,544 consisting of $41,512 in cash, $4,500 in prepaid expenses, $532 in trade receivables due from its third party collector, and a $5,000 deposit with a vendor. At the same time, the Company had $209,294 in current liabilities consisting of $163,819 in accounts payable, $23,311 in notes payable, related party, current portion, $18,447 in credit lines payable, $3,379 in other notes payable current portion, and demand secured notes and interest payable to a related party of $338. In 2009 the Company converted $522,173 and $37,827 in cash loan proceeds and accrued interest payable to an investor used to finance portfolio additions. The Company had a working capital deficit of $157,750as of September 30, 2010 compared to $101,960 as of September 30, 2009.

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

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2010 and 2009 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2010. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

During the year ended September 30, 2010, the Company collected $138,427 in gross collections on it's portfolios and $163,689 in third party collection fees. After direct collections costs were applied and related verification costs, the Company had a net loss of $177,727 from portfolio collections and third party collections. The Company incurred additional start up costs related to increased level of staffing and operations.

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

Portfolio Data

The following table shows the Company's portfolio buying activity during the two years ended September 30, 2010 and 2009, including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value.

                                         Year ended       Year ended
                                          9/30/2010        9/30/2009
                                         ----------        ---------
Beginning of Year Carrying Value:         $ 314,423          487,971
Purchase Price Actual Cost (1):         $    48,321                0
Sales of Portfolios                         (23,057)               0
Impairment Write downs (3)                        0                0
Collections Reduction to Portfolio Value    (58,877)        (173,548)
                                          ---------       ----------
End of Year Carrying Value:                 280,810          314,423
                                          =========       ==========

Gross Collections on portfolios (2)          58,877         173,548
                                          ---------       ----------

Estimated Future Collection Values (4):    $369,109         $494,431

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

(2) Actual cash collections, net of third party recovery costs.

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

Inflation

The Company's management believes inflation has not had a material impact on our results of operations for the years ended September 30, 2010 and 2009.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company has determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310.

Under the cost recovery method of revenue recognition, the Company does not recognize profit until our original investment cost in the portfolio has been recovered by gross collections less write-offs and impairments. Some profit has been reported by the Company since we began collecting on our own portfolios in 2005 where we have fully recovered our investment at cost. Currently our accounting procedure is to reduce the carrying inventory asset value by the gross amount collected before fees and other collection costs are subtracted. Once the portfolio is fully amortized we may begin to report profit. We will continue to obtain and use appropriate input data including monthly collection data and liquidation rates to evaluate our performance and project future cash flows from our portfolios of receivables.

Other Going Concern matters

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. The Company is still in default under the terms of its obligation to make quarterly interest payments of certain defaulted convertible 12% debentures issued between September 1999 and June 2000. The debentures in default total $200,000 in principal and $192,801 in related accrued interest expense as of September 30, 2010. No cash interest payments were ever made by the Company on the debentures.

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


Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------25

Consolidated Balance Sheets as of September 30, 2010 and 2009---------26

Consolidated Statements of Operations for the twelve months ended
  September 30, 2010 and 2009-----------------------------------------27

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2010 and 2009 ----------------------------------28

Consolidated Statements of Cash Flows for the twelve months ended
  September 30, 2010 and 2009 ----------------------------------------29

Notes to Consolidated Financial Statements-------------------------30-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ISA Internationale Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of ISA Internationale Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ De Joya Griffith & Company, LLC
Henderson, NV
January 13, 2011

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                                       (Audited)          (Audited)
                                                    Sept 30, 2010      Sept 30, 2009
ASSETS                                              --------------------------------

Current assets:
  Cash and cash equivalents                         $     41,512              17,545
  Trade receivables                                          532                 920
  Prepaid expenses                                         4,500                 723
  Deposits                                                 5,000               5,000
                                                     ------------         -----------
Total current assets                                      51,544              24,188

Fixed assets, at cost less accumulated depreciation
  of $13,891 and $4,517, respectively                     50,161              24,814

Other assets:
  Finance contract receivables, net of collections       280,810             314,423
  Note receivable                                              -               7,600
  Other assets                                                 -                  30
                                                      -----------         ----------
 Total assets                                         $  382,515             371,055
                                                      ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade and taxes                   $ 163,819             117,404
  Credit lines payable                                    18,447               7,932
  Notes payable other current portion                      3,379                   -
  Notes payable Related Party current portion             23,311                   -
  Convertible notes payable - related party                  338                 812
                                                      -----------         ----------
Total current liabilities                                209,294             126,148

Long-Term Liabilities
  Notes payable Related Party                             54,676                   -
  Notes payable Other-Long term portion                   12,589                   -
                                                       ---------           ----------
Total Liabilities                                        276,559             126,148
                                                        --------           ----------
Stockholders' Equity:
 Preferred 12% cumulative convertible stock,
  par value $.0001; 30,000,000 shares authorized,
  1,489,000 shares issued and outstanding at September
  30, 2010 and 916,000 shares issued and outstanding
  at September 30, 2009                                       149                 92
 Preferred stock of ISA Acceptance Corporation
  par value $25 per share, 12% dividend rate
  paid quarterly, 50,000 shares authorized,
  22,400 issued and outstanding at September 30, 2010
  and 2009                                                560,000            560,000
 Common stock, par value $.0001; 300,000,000
  shares authorized; 23,999,612 shares issued and
  outstanding at September 30, 2010 and 23,999,612
  at September 30, 2009                                    2,400               2,400
 Additional paid-in capital                           10,386,150           9,809,451
 Treasury stock   1,250,000 shares                      (537,500)           (537,500)
 Accumulated deficit                                 (10,305,243)         (9,589,536)
                                                     -----------         -----------
 Total stockholders' equity                              105,954             244,907
                                                     -----------         -----------
 Total liabilities and stockholders' equity             $382,515             371,055
                                                     ===========         ===========
The accompanying notes are an integral part of these consolidated financial statements.
</table>


<caption>                         ISA INTERNATIONALE INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Audited)                (Audited)
                                                   Twelve Months Ended     Twelve Months Ended
                                                    September 30, 2010      September 30, 2009
                                                    -------------------     -------------------
Operating revenues
 Finance income                                  $          138,427               $         0
 Third party collections                                    163,689                     4,746
 Service income and other                                    44,513                         0
                                                         -----------               -----------
     Total Operating Revenue                                346,629                     4,746

Operating expenses:
 Portfolio collection costs                                 524,356                   146,846
 General and administrative                                 380,403                   355,633

                                                        ------------              -----------
     Operating expenses                                     904,758                   502,478
                                                        ------------              -----------
     Operating loss                                        (558,130)                 (497,733)
Other income (expense):
 Interest income                                                   -                        6
 Interest expense                                            (17,393)                 (82,982)
                                                        ------------              -----------
Net loss                                                  $ (575,523)                (580,709)
                                                         ============              ===========
 Dividends to Preferred Shareholders                        (140,183)                 (73,200)
                                                         ============              ===========

Net loss attributable to common shareholders             $  (715,707)                (653,909)

Basic loss per share                                     $     (0.03)                   (0.03)
                                                         ============              ===========
Weighted Average common shares outstanding:
Basic                                                     23,999,612               23,999,612
                                                         ============             ===========
Dividends per share of common stock                            none                     none
Dividends per share of preferred stock                         0.09                     0.08

The accompanying notes are an integral part of these consolidated financial statements.


<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                      Convertible Stock                          Treasury    Additional
                                      Preferred    Par   Common Stock    Par      Stock      Paid-in   Accumulated
                                        Shares     Value    Shares      Value     Value      Capital      Deficit    Total
---------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------

Balance September 30,2008             610,000       $61   23,999,612   $2,400  (537,500)   $9,487,775  $(8,935,628)  $17,108

Indemnification agreement additional
 interest for debenture holders                                                                15,707                 15,707

Preferred Stock Dividend to a
  Related party                                                                                           (73,200)   (73,200)

Issuance of Preferred convertible
 stock, Par value $.0001 in exchange
 for secured debt to a related party  306,000        31                                       305,969                306,000

Issuance of 22,400 shares Preferred stock
 of ISA Acceptance Corporation at
 $25 per share par value in exchange
for secured Debt to a related party      22,400    560,000                                                                   560,000

Net loss                                                                                                  (508,709)  (508,709)

                              -----------------------------------------------------------------------------------------------

Balance September 30,2009             938,400   560,092   23,999,612   $2,400  (537,500)   $9,809,451  $(9,589,536)  $244,907
                                 ============================================================================================

Indemnification agreement additional
 interest for debenture holders                                                                 3,756                  3,756

Preferred Stock Dividend to a
  Related party                                                                                           (140,183) (140,183)

Issuance of Preferred convertible
 stock, Par value $.0001 in exchange
 for secured debt to a related party  573,000        57                                       572,943                573,000


Net loss                                                                                                 (575,523)  (575,523)

                              -----------------------------------------------------------------------------------------------

Balance September 30, 2010          1,511,400   560,149   23,999,612   $2,400  (537,500)   10,386,150  (10,305,245) $105,954

                                 ============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (AUDITED)             (AUDITED)
                                             Twelve Months Ended   Twelve Months Ended
                                              September 30, 2010    September 30, 2009
                                               ------------------    -----------------
Cash flows from operations:
Net loss                                            $  (575,523)           (580,709)

Adjustments to reconcile net loss from operations
  to cash flow used in operating activities:
  Depreciation and amortization                           9,404               2,030
  Reduction of debt receivable purchase price
   on gross collections received                         58,878             173,548
  Interest on contributed capital                         3,756              15,707
Changes in assets and liabilities:
  Decrease in Trade account receivables                     388               1,090
  Decrease in note receivable                             7,600                  -
  Increase in Deposits and prepaid expenses              (3,777)             (5,723)
  Increase in Accounts payable and accrued expenses      46,416              20,600
  Increase in Accrued interest payable, related party         -              27,279
                                                     ----------            ----------
  Cash used in operations                              (452,861)           (346,178)
                                                     ----------            ----------
Cash flow from investing activities:
Debt receivables purchased                              (25,264)                  -
Purchase of fixed assets                                (34,722)            (23,830)
                                                     ----------              --------
Cash investing activities                               (59,986)            (23,830)
                                                    -----------            ----------

Cash flows from financing activities
 Proceeds from bank line of credit                       38,756              38,659
 Payments  for bank line of credit                      (28,240)            (30,727)
 Proceeds from notes payable, related party              93,955             120,613
 Proceeds from convertible debt issued to
       related party                                       (474)                  0
 Net Proceeds from Issuance of convertible debt         432,817             232,697
                                                      ----------            ----------
 Cash provided by financing activities                  536,814             361,242
                                                     ----------            ----------
Net increase (decrease) in cash and cash equivalents     23,967              (8,766)
Cash and cash equivalents, beginning of period           17,545              26,311
                                                     ----------             ----------
Cash and cash equivalents, end of period                 41,512              17,545
                                                     ==========            ==========

Interest paid                                    17,393              82,982

Non-cash investing in financing transactions:
  Payment of secured loans and accrued interest with
   Preferred stock to related party                     573,000             306,000
  Accrued stock dividend expense                       (140,183)            (73,200)
  Payment of convertible debt and accrued interest
   thereon with preferred stock in ISAC to related party      -             560,000
  Additional paid in capital for indemnification
   agreement                                             3,756              15,707
                                                      ----------           ----------
Total non-cash transactions                         $   436,573           $ 808,507
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

The Company accounts for its debt receivables revenue under the guidance of FASB ASC 310 utilizing the optional method commonly referred to as the "cost recovery method" for revenue recognition under which no profit is recognized until the original investment amount has been recovered less adjustments for impairments and write-offs.

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

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the debt receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. The Company has concluded its amortized costs are not in excess of fair market value. Therefore, no impairment for the finance receivables was needed at September 30, 2010.

1.b) Presentation

The Consolidated Balance Sheet at September 30, 2010 and 2009 combine the balance sheets of the two subsidiary companies with the parent company, condenses small accounts, and eliminates intercompany balances and offsetting contra accounts.

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

1.d STOCK BASED COMPENSATION AT FAIR VALUE

Significant estimates of the fair value of the Company's common stock were computed under FASB ASC 718-30, Compensation - Stock-Based Compensation. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for preferred stock issuances by the Company through September 30, 2010 to the related party financial company.

1.e) REVENUE RECOGNITION

Portfolio collection revenue is recognized based on FASB ASC 310 using the "Cost Recovery Method" under which profits are only recognized after the initial investment cost has been recovered.

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

1.f) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2010 and September 30, 2009.

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2010 and 2009, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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

1.i) STOCK-BASED COMPENSATION

There was no stock-based compensation of shares of the Company's common stock issued for consulting services and settlement expenses for the fiscal years ended September 30, 2010 and 2009.
..
1.j) Financial Instruments

The Company has categorized it financial assets and liabilities based upon the Fair Value Measurement and Disclosures (ASC 820). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurement, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company's financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable are valued using level 1 inputs. The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 using:
                     Quoted Market    Significant Other   Significant
                   Prices in Active   Observable Inputs   Unobservable Inputs
                       Markets
                        Level 1        Level 2         Level 3      Total
Assets
Finance receivables                                   $ 280,810   $ 280,810
Total Assets                                            280,810     280,810

Liabilities                                                   0           0
Total Liabilities                                             0           0

Fair Value Measurements as of September 30, 2009 Using:
                        Level 1        Level 2         Level 3      Total
Assets
Finance receivables                                   $ 314,423   $ 314,423
Total Assets                                            314,423     314,423

Liabilities                                                   0           0
Total Liabilities                                             0           0


The following table is a reconciliation of changes in the net fair value of financed receivables which are classified as level 3 in the fair value hierarchy.
                                                       2010       2009
                                                     -------    -------
Finance Receivables
Balance as of October 1                              314,423    487,972
Cash collected                                        33,613    173,549
Impairment of receivables                                  0          0
                                                     -------- ----------
Balance as of September 30,                          280,810    314,423

1.k) NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements" (the Update). The Update provides amendments to FASB Accounting Standards Codification ("ASC") 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the recognition for fair value measurements using significant unobservable inputs (Level 3). The disclosure related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flows.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past two years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $10,305,243 at September 30, 2010. The net loss for the twelve month period ended September 30, 2010 was $575,023 which decreased by $5,186 from the $580,709 loss incurred for the year ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 (3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2010         2009
                                           ---------        ---------
 Computed "expected" tax benefit                34.0%        34.0%
 State income tax, net of federal benefit        3.8%         3.8%
 Change in valuation allowance                 (37.8%)      (37.8%)
                                           ---------        ---------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2009 and September 30, 2008 is presented below:

Tax Year ended September 30,                     2010         2009
                                             ----------     ---------
Deferred tax assets:
Net operating loss carry forward           $ 2,997,815     2,780,607
Start up costs                                    -                -
Other                                             -                -
                                            ----------     ---------
Total gross deferred tax assets            $ 2,997,815     2,780,607
Valuation allowance                         (2,997,815)   (2,780,607)
                                           -----------    ----------
Net deferred tax assets                    $       --     $     --
                                           ===========    ==========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2010 and 2009.

For the period ended September 30, 2010, the Company reported a net operating tax loss carry-forward of approximately $7,930,728. The federal net operating loss carry-forward begins to expire in the year 2011.

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

As of September 30, 2008, the Company had issued 610,000 12% Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock was convertible into 6,100,000 common shares at the rate of 10 common shares for each preferred share outstanding at September 30, 2008. This was revised in the fiscal year ended September 30, 2009. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party.

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

During the fiscal year ended September 30, 2010 the Company issued a total of 573,000 Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock is convertible into 5,730,000 common shares at the rate of 10 common shares for each preferred share outstanding at September 30, 2010. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. As of September 30, 2010, there were 1,489,000 total shares outstanding. As of September 30, 2010, the total convertible preferred shares would convert into an additional 14,890,000 common stock shares.

(4.b) COMMON STOCK

As of September 30, 2010, 23,999,612 shares of common stock, par value $0.0001, were issued and outstanding. During 2010 and 2009, no common stock shares were issued in exchange for services rendered to the Company or liabilities extinguished by the Company.

 (4.c) STOCK OPTIONS

The Company has no stock options outstanding as of September 30, 2010 and through the date of this report.

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

As of September 30, 2008, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $173,338. Accordingly, two remaining convertible debentures were classified as a current liability amounting to $150,000.

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

As of the date of this report, the currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company that this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt. (refer to note 6)

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

During the fiscal year ended September 30, 2010, a related party financial company provided the financing necessary to maintain operations by loaning an additional $425,873 to the Company. These liabilities including accrued interest and preferred shares stock dividends of $140,183 were reduced through the issuance of an additional 573,000 shares of 12% Cumulative Convertible Series A Preferred Stock to the related party. At September 30, 2010, the Company owed to the related financial company $338 in accrued loans for loan and expense advances and related interest payable.

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

The agreement has expired, however during the four years of the agreement DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities are two defaulted convertible debentures in the total amount of $150,000 and one converted debenture loan payable in the amount of $50,000, now also defaulted as to payment at September 30, 2010. These notes have been removed from the books of the Company along with related accrued interest payable in the amount of $192,801 offset by the contra-indemnification receivable account. The following is summary of the presentation of these liabilities in the Balance Sheet at September 30, 2010:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $       0
  Less, contra-indemnification of convertible
          Debenture payable                         (50,000)             0
  Defaulted accrued interest payable                192,801              0
  Less, contra-indemnification receivable          (192,801)             0
                                                  ---------      ---------
  Net Balances at September 30, 2010:             $       0      $       0
                                                  =========      =========

The Company believes that beyond the $192,801 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

The Company incurred non-cash expenditures with its President and an affiliated related company who are also stockholders for consulting services amounting to $75,000 and $100,000 in the years ended September 30, 2010 and 2009, respectively. This liability was transferred to the note payable to a related party account.

See Note 4.a for additional information regarding related party transactions for the fiscal years ended September 30, 2010 and 2009.

(7.) FIXED ASSETS

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 5 years.

Fixed assets and accumulated depreciation consists of the following at:

                                    September 30,     September 30,
                                         2010             2009
                                     -----------       -----------
Automobile, at cost less depreciation $ 15,730        $       0
Computer equipment                      45,547           29,330
Accumulated depreciation               (11,116)          (4,516)
                                       --------        ---------
Net fixed assets                      $ 50,161        $  24,814
                                       -------        ----------

Depreciation expense                  $ 13,891        $   4,516
                                       -------         ---------

(8.) CREDIT LINES PAYABLE

During the year ended September 30, 2010, the Company received $36,756 in loan proceeds and interest charges and paid back $28,240 in loan payments for its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President. The Company owed $18,447 in bank credit lines payable at the end of September 30, 2010 and $7,932 at the end of September 30, 2009.

(9.) COMMITMENTS

On July 22, 2009 the Company entered into a contract to license web based collection software and services from an outside software vendor. This software license agreement required a 24 month term commitment and a $5,000 deposit. Currently our license requires a monthly payment of $4,500 with a remaining obligation of $45,000 to be paid over the remaining term of the agreement as of September 30, 2010.

 (10.) OTHER NOTES PAYABLE

The Company incurred additional Notes Payable during the Fiscal year ended September 30, 2010. An officer of the Company loaned the Company $25,008 to purchase a debt receivable portfolio on January 25, 2010. This 24 month note pays 11% interest, and requires monthly payments of $1,156. As of September 30, 2010, no payments have been made on this note, however it is not considered to be in default.

ISA Financial Services, Inc. signed a note with US Bank on January 14, 2010 in the amount of $18,125 at 5.11% interest to purchase an automobile which is used as collateral for the loan. The note is personally guaranteed by an officer of the Corporation. ISAF is current on the payments of this loan.

A related party investor loaned ISAF $25,000 on June 25, 2010 and $25,000 on August 3, 2010. The notes each have a 24 month term and pay 11% interest. No payments have been made on these notes and they are classified as long term.

(11.) SUBSEQUENT EVENTS

A subsidiary company was served a summons and Limited Civil Complaint from a legal firm in California for breach of contract regarding unpaid legal invoices for work performed on a contract to collect accounts owned by the subsidiary company in the amount of $12,160.33. This amount due has already been recorded on the books of the Company and the Company expects the financial impact of this suit will not have a material effect on the financial results presented in this Form 10-K report.

An expense of $4,500 was made on October 26, 2010 to settle a lawsuit regarding a collection on an account complaint.

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

Changes in Internal Control over Financial Reporting

Further, there were no significant changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2010, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2010, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,
           Chief Financial Officer and Director
           Chairman of the Board of Directors [1]      69    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Donald G. Kampmann      Outside Director               56    January 2000


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

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2010 and 2009, cash and non cash compensation was paid to executive officers or directors.

The following table sets forth information on the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation.

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION
-------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                                           AWARDS               PAYOUTS
           FISCAL                      OTHER      RESTRICTED    SECURITIES
NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP    ALL OTHER
PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA
POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)          SARS ($)     ($)      TION($)
Bernard L.  2010       $ 0       -0-    75,000       -0-             -0-        -0-      -0-
Brodkorb (1)
Bernard L.  2009       $ 0       -0-   100,000       -0-             -0-        -0-      -0-
Brodkorb (1)
President, CEO

Directors   2010        -0-     -0-         -0-      -0-             -0-        -0-      -0-
Directors   2009        -0-     -0-         -0-      -0-             -0-        -0-      -0-

-------------------------------------------------------------------------------------------------

(1) Compensation for Bernard L. Brodkorb and the management company (DCP) was recorded on the books of the Company as compensation for consulting ($75,000) and salary ($0) for the fiscal years ended September 30, 2010. There was no cash compensation paid on consulting fees accrued for Brodkorb and the management company (DCP) for the fiscal year ended September 30, 2010. Compensation for their services is allocated to the management company and is further converted to the issuance of preferred stock shares by the Company during the year ended September 30, 2010.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the two year period from October 1, 2008 through September 30, 2010.

Subsequently, no additional Director compensation has been authorized for services for the period from October 1, 2009 through December 31, 2010, and through the date of this 10-K report filing.

Stock Options Granted for Compensation

As of September 30, 2010, all stock options had expired, are no longer outstanding and none of the options had ever been exercised.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2010, certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. It does not include stock options or preferred stock ownership noted in the footnotes.

12-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of
of class   of Beneficial Owner        beneficial ownership        Class
-------------------------------------------------------------------------
Common   Doubletree Capital Partners, Inc.    34,962,624           89.90%
         2560 Rice St                            (1)(2)
         St. Paul, MN 55113

Common   Bernard L. Brodkorb                  36,145,411           92.94%
         2560 Rice St.                           (2)
         St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000. Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation
(DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 1,489,000 shares of Convertible Preferred Stock which at a conversion value of $0.10 would equal 14,890,000 shares of common stock. These convertible shares are included in the beneficial ownership table of percentages shown above.

(2) Includes a 100% beneficial interest in DCP, a 50% beneficial interest in DLC, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP.

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of
of class   Beneficial Owner           beneficial ownership          Class
-------------------------------------------------------------------------
Common   Bernard L. Brodkorb,                36,145,411  (1,2)     92.94%
Common   Donald G. Kampmann                     227,715  (3)        0.59%
                                             ----------            -------
Directors and executive officers as a group  36,373,126            93.53%

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

During the fiscal year ended September 30, 2010 the Company issued 573,000 shares of Cumulative Convertible Series A Preferred Stock to DCP at $1.00 per share par value in settlement of current loan liabilities and accrued interest valued at $573,000.

The total issued and outstanding common shares are 23,999,612 as of September 30, 2010. Issued and outstanding Convertible Preferred shares total 1,489,000 at September 30, 2010.

The Subsidiary Company, ISA Acceptance Corporation, issued 22,400 shares of Preferred Stock valued at $25.00 per share to a related investor on September 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-K: $26,000 in 2010 and $27,000 in 2009

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2010 and 2009.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2010 and 2009.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2010 and 2009.

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

31.1 Certification of Chief Executive Officer dated January 13, 2011 relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2010.

32.1 Certification of Chief Executive Officer of Registrant, dated January 13, 2011, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2010.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.


ISA INTERNATIONALE INC.


_____________________________________
/s/Bernard L. Brodkorb
By Bernard L. Brodkorb                                    January 14, 2011
   President, Chief Executive Officer, and Director


End of Report

Should this be 24 months?
27
28
29
49