Form 10-Q
period 2010-12-31
ISA INTERNATIONALE INC
filed 2011-02-22
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2010


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

On February 21, 2011 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,657,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 16,570,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets                                      5
        Consolidated Statements of Operations                            6
        Consolidated Statements of Cash Flows                            7
        Notes to Consolidated Financial Statements                    8-16

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        16-22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      23

ITEM 4T. Controls and Procedures                                        23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

ITEM 3. Defaults upon Senior Securities                                 24
ITEM 4. Submission of Matters to a Vote of Security Holders             24

ITEM 5. Other Information                                               24

ITEM 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25

                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2010, and its results of operations, stockholders' equity, and its cash flows for the three month period ended December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 18, 2011.

                              ISA INTERNATIONALE INC.
                            CONSOLIDATED BALANCE SHEETS
                                                   December 31,2010 September 30,2010
                                                           (Unaudited)     (Audited)
                    ASSETS                              -------------------------------
Current Assets:
   Cash and cash equivalents                              $    14,730      $   41,512
   Trade Receivables                                              558             532
   Prepaid expenses                                                 -           4,500
                                                         ------------       ---------
        Total current assets                                    15,288          46,544
Fixed Assets
Automobile, Office equipment, furniture
and Property at cost less depreciation                         47,792          50,161
                                                         ------------       ---------
       Total fixed assets                                      47,792          50,161

Other Assets:
   Finance contract receivables, net of collections           282,966         280,810
   Deposits - Long term                                         5,000           5,000
                                                         ------------       ---------
    Total other assets                                        287,966         285,810
                                                         ------------       ---------
Total assets                                                $ 351,046      $  382,515
                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                     $   140,249       $ 163,819
   Credit lines payable                                        19,019          18,447
   Notes payable other - current portion                        3,379           3,379
   Notes payable related party - current portion               29,921          23,311
   Convertible notes payable - related party                      304             338
                                                         ------------       ---------
   Total current liabilities                                  192,872         209,294

Long Term Liabilities
   Notes payable other - long term portion                     11,731          12,589
   Notes payable - related party long term portion             48,754          54,676
                                                           ------------      ---------
Total liabilities                                             253,357         276,559
                                                          ------------    ------------
Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 1,657,000 shares
     issued and outstanding at December 31, 2010 , 1,489,000
     shares issued and outstanding at September 30, 2010          166             149
   Preferred ISA Acceptance Corporation, par value $25
     50,000 shares authorized, 22,400 shares issued and outstanding
     at December 31, 2010 and at September 30, 2010           560,000         560,000
   Common stock, $.0001 par value, 300,000,000 shares authorized;
     23,999,612 shares issued and outstanding at
     December, 2010 and at September 30, 2010                   2,400           2,400
   Additional paid-in capital                              10,554,133      10,386,150
   Accumulated deficit                                    (10,481,510)    (10,305,243)
   Treasury stock                                            (537,500)       (537,500)
                                                          ------------     -----------
   Total stockholders' equity                                  97,689         105,954
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 351,046       $ 382,515
                                                          ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.



                                  ISA INTERNATIONALE INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                                               Three Months Ended
                                                             December 31,  December 31,
                                                                 2010          2009
                                                            ---------------------------
Operating revenue:
 Financing income                                                $  2,092    $      -
 Third party collections                                           33,064      14,025
 Other collection fees                                             16,010       8,120
                                                                 -------     --------
  Total operating revenue                                          51,166      22,145

Operating expenses:
 Portfolio collection costs                                        91,731      89,867
 General and administrative                                        87,116     110,247
                                                                 --------     --------
  Operating expenses                                              178,847     200,114
                                                                 --------     ---------
  Operating loss                                                 (127,681)   (177,969)

Other expenses
    Interest expense                                               (3,549)     (4,481)
                                                                 ---------    --------
Net loss                                                         (131,230)   (182,450)


Dividends to preferred stockholders                               (45,037)    (27,706)
                                                                 ---------    --------
Net loss attributable to common stockholders                    $(176,267)  $(210,156)
                                                                 =========   =========

Basic loss per share                                             $  (0.00)  $   (0.01)
                                                                 =========   =========

Weighted average common
Shares outstanding: Basic                                      23,999,612   23,999,612
                                                               ==========   ==========
Dividends per share of common stock                                none         none
Dividends per share of preferred stock                            $0.03        $0.03


The accompanying notes are an integral part of these consolidated financial statements.







                                   ISA INTERNATIONALE INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                   Three Months       Three Months
                                                       Ended              Ended
                                                 December 31, 2010  December 31, 2009
                                                 ----------------   ----------------
Cash flows from operating activities:
 Net loss                                             $ (131,230)        $ (182,450)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                            2,370              1,454
  Reduction of debt receivable purchase price
    due to gross collections received                     10,543             16,860
  Interest contributed to capital                              0              1,512

 Changes in operating assets and liabilities:
  (Increase) decrease in Trade receivables                   (26)               214
  (Increase) decrease in prepaid expenses                  4,500                197
  Increase in accounts payable and accrued expenses      (23,571)             4,141
                                                        ----------         ----------
     Cash used in operating activities                  (137,414)          (158,072)

Cash flows from investing activities:
  Purchase of debt receivables                            (12,699)               -
  Purchase of fixed assets                                     -             (2,068)
  Proceeds from note receivable                                -              7,600
                                                        ----------         ---------
    Cash used by investing activities                    (12,699)             5,532

Cash flows from financing activities:
  Proceeds from bank lines of credit                       3,446             11,290
  Payments for bank lines of credit                       (2,874)            (1,898)
  (Payments) proceeds from convertible notes
     payable - related party                                 (34)                 -
  Proceeds from notes payable - related party               (170)               187
  Proceeds from issuance of Preferred Stock              168,000            175,000
  Preferred stock dividend                               (45,037)           (27,706)
                                                       ----------          ----------
  Cash provided by financing activities                  123,331            156,873
                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents         (26,782)             4,333
Cash at beginning of period                               41,512             17,545
                                                       ----------          ----------
Cash and cash equivalents at end of period            $   14,730          $  21,878
                                                       ==========          ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                     $       -           $   1,512
 Accrued preferred stock dividend expense                (45,037)           (27,706)
 Proceeds from issuance of ISAT Convertible
   Preferred stock to related party                      168,000            175,000
                                                       ----------          ----------
      Total non-cash transactions                     $  122,963          $ 148,806
                                                       ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            ISA INTERNATIONALE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2010 and the results of its operations and cash flows for the three months ended December 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company has determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310.

Under the cost recovery method of revenue recognition, the Company does not recognize revenue until the original investment cost in the portfolio has been recovered by gross collections less write-offs and impairments. The Company began collecting on our own portfolios in 2005. Currently our accounting procedure is to reduce the carrying inventory asset value by the gross amount collected before fees and other collection costs are subtracted. Once the portfolio is fully amortized we report revenue. We will continue to obtain and use appropriate input data including monthly collection data and liquidation rates to evaluate our performance and project future cash flows from our portfolios of receivables.

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

The Company believes the remaining portfolio debt receivable carrying costs of $282,966 will be recovered by the Company from future gross collections to be received over the next 60 months commencing from January 1, 2011 and forward or sale of the portfolios. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

On December 3, 2010, the Company purchased an additional $12,699 of distressed debt portfolio receivables included in finance contract receivables on our balance sheet at the net amount including deductions for collections, write-offs, and buybacks.

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

Changes in company owned portfolio debt receivables for the quarter ended December 31, 2010:

  Balance at beginning of period, September 30, 2010           $ 280,810
  Acquisition of debt receivables                                 12,699
  Sale of debt receivables                                             0
  Cash collections applied to principal                          (10,543)
                                                        -----------------
  Balance at the end of the period, December 31, 2010      $     282,966
                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)       * $   363,287.

The Estimated Remaining Collections refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Under FASB ASC 310 guidance, debt security impairment is recognized only if the fair market value of the debt has declined below its amortizable costs. Currently, no additional amortizable costs are below fair market value.

For our company owned portfolios revenue will be recognized based on FASB ASC
310. Since expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial cost of the investment has been recovered.

The cost recovery revenue recognized on debt receivables in the amount of $2,092 was for the three months ended December 31, 2010 and recorded other collection fees of $16,010. Also we had income from our third party collections operations of $33,064 for a total income of $51,166. This compares to a total income from the three months ended December 31, 2009 of $22,145 from both our own portfolios of debt receivables and third party collections on contract.

Note 2  LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,481,510 at December 31, 2010. The net loss for the three month period ended December 31, 2010 from operating activities was $131,230 compared to a net loss of $182,450 for the same period last year. The Company issued $168,000 in Convertible Preferred Stock to convert loans payable to a related party to finance continuing operations for the three month period. As of December 31, 2010, the Company had a principal balance due of $78,675 in Notes payable to finance portfolio purchases to related parties and $15,110 in a bank note payable. The Company issued $168,000 in face value Preferred Stock in a subsidiary to a related party investor to redeem the Notes payable plus accrued interest and additional capital contribution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Contra Account presentation: Reference should be made to note 6 and 7 in these notes to financial statements for additional information as to consolidated financial statement presentation at December 31, 2010 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued for consulting services and settlement expenses during the three months ended December 31, 2010. 168,000 shares of Convertible Preferred Stock were issued during the quarter to reduce the loans payable, accrued interest and dividends payable to the related party financing company.

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

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of December 31, 2010, 1,657,000 and 22,400 shares of Convertible Preferred Stock were issued and outstanding with a face value of $1.00 and $25 per share, respectively. 168,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to satisfy loans made to the Company during the three months ended December 31, 2010.

The accumulated deficit for the three months ended December 31, 2010 was adjusted and charged for a dividend distribution of $45,037 on 12% Convertible Preferred Stock outstanding.

Common Stock
As of June 30, 2010, 23,999,612 shares of common stock were issued and outstanding. No additional shares were issued during the three months ended December 31, 2010.

Stock Options
There were no stock options issued or exercised during the periods covered by this report. All outstanding stock options expired as of September 30, 2009.

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

As of December 31, 2010, the Company was in default on the terms of payment of quarterly interest on these debentures amounting to $192,801. The currently due $200,000 in convertible debentures principal and related interest has not been paid and is in default. It is the position of the Company this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt. The statute of limitations has expired on $150,000 for two of the three defaulted debentures. The remaining defaulted debenture amounting to $50,000 has a defaulted accrued interest payable of $22,518 as described below in the Indemnification Agreement - Related Party.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $22,518, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at December 31, 2010:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debentures payable        $  50,000      $      --
  Defaulted accrued interest payable                 22,518             --
  Less, contra-indemnification receivable           (72,518)            --
  Balances per Balance Sheet, at                  ---------      ---------
    December 31, 2010:                           $       --      $      --
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

Note 8 CREDIT LINES PAYABLE

During the quarter ended December 31, 2010, the Company borrowed $2,610 on its available bank credit lines of $20,000, accrued interest expense of $836 and paid back $2,874. The total balance due at December 31, 2010 and at September 30, 2010 was $19,020 and $18,447 respectively. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

Two related party investors loaned the Company $106,087 during the three month period ended December 31, 2010 for the financing of operations and related growth. These funds were specifically used for the following: (a) purchase of fixed assets, (b) expanded employment in collection operations and (c) related higher collection system costs. Additional costs for the three months include an accrual of $15,000 of management consulting costs to the financial management company, interest costs of $1,841 and $45,037 in declared preferred stock dividend expense. These loans and costs were offset by the issuance of 168,000 shares of Convertible Preferred Stock to the financial management company controlled by the two related party investors applied to the Related Party Loan Payable.

For the three month period ended December 31, 2010 an entity owned by one of the Company's stockholders loaned $66,500 to the Company. These advances were included in the $106,087 added to the Notes Payable Related Party account for the financial management company. Purchases of fixed assets and portfolios, and higher collection costs due to expanded collection operations contributed to the additional capital loan requirements.

As of December 31, 2010 and September 30, 2010, the secured loans totaled $304 and $338 respectively, are payable on demand to the financial management company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes. Interest expense on these notes for the three months ended December 31, 2010 and 2009 amounted to $1,841 and $2,221, respectively. The Company issued a 12% short-term secured promissory note for $304 with the Company's debt receivable assets pledged as collateral on December 31, 2010.

Note 10 SUBSEQUENT EVENTS

The Company has determined there were no subsequent events up to the date of submission of this report warranting additional disclosure or recognition in the financial statements or this report.

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

Company History and Overview

ISA Internationale, Inc. ("ISAI") was incorporated in Delaware in 1989 under a former name, and was inactive operationally for some time prior to its May 1998 recapitalization through an acquisition with ShoptropolisTV.com, Inc. (f/k/a Internationale Shopping Alliance Inc.), which was a wholly owned subsidiary of ISAI. Shoptropolis was engaged in the development of a multimedia home shopping network generating direct retail sales of varied products from TV viewers and internet shoppers. This subsidiary was acquired when the former shareholders of this subsidiary acquired 89% of the outstanding common stock of ISAI through a stock exchange. ISAI issued 11,772,600 shares of its common stock in exchange for all of the outstanding common stock of ShoptropolisTV.com, Inc.

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

The substituted debts, as revised, amount to a larger face value of debt purchased but have the same computed fair market value due to different categories of debts received as well as different ages of the debts. For the most part, the new and revised group of debts received in accordance with the original purchase agreement is now considered to be older in age and of slightly less individual value. The Company, through its third party collection agent, has evaluated this overall debt purchase for its current fair market value, future collectability and estimated net realizable value in comparison to the original purchase price paid in the amount of $1,094,900 with the issuance of 1,250,000 of the Company's restricted common shares of stock.

In 2009 and 2010, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using third party agents. Our staff includes a Corporate Officer who supervises our collections operations, a Staff Accountant, an Office Administrative Assistant and six collectors in collection operations.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At December 31, 2010, the current carrying value of the Company's purchased finance contract receivables, net after gross collections from date of original purchase and impairment write downs, is $282,966. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the three months ended December 31, 2010 and 2009.

Sales and Gross Profit

The Company recorded $33,064 in Third Party collection fee revenue, $16,010 in service fee income and $2,092 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended December 31, 2010. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Net collection receipts from the debt portfolios in the amount of $10,542 were collected in the three months ended December 31, 2010. This amount less $2,092 has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Any funds received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $91,731 compared to $89,867 for the three months ended December 31, 2009 due to expanded operations and employment in our collection operations. General and administrative expenses were $87,116 for the three months ended December 31, 2010 compared to $110,247 for three months ended December 31, 2009 due to reduced overhead expenses for administrative personnel. Interest expense for the three months ended December 31, 2010 totaled $3,549 compared to $4,481 for the three month period ended December 31, 2009 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of December 31, 2010, the Company had total assets of $351,046 consisting of $14,730 in cash, $558 in trade receivables, $47,792 in office equipment, furniture, and vehicles net of depreciation, $282,966 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $192,872 in current liabilities consisting of $140,249 in accounts payable and accrued expenses, $3,379 in notes payable other-current, $29,921 in notes payable to a related party current portion, $304 in convertible notes payable related party, and bank credit lines payable totaled $19,019. Total liabilities as of December 31, 2010 were $253,357.

The Company's current capital resources are not sufficient to supports its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company will continue its complete reorganization of financial affairs and obligations as well as support its expanded operational in-house collection agency activities and future debt receivable purchases.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's Form 10-K submission for the year ended September 30, 2010, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2011 due to a recessionary economy that is slowly recovering but still has relatively high unemployment in the work force making it difficult for millions to meet their credit obligations.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2010 of $10,481,510. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations. As a result of the Company's history of operating losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2010, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.24%, respectively of the Company's outstanding common stock at December 31, 2010. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,481,510 at December 31, 2010. The net loss for the three month period ended December 31, 2010 was $131,230 before the dividend to Preferred Shareholders is declared. The Company currently owes $140,249 for trade accounts payable and tax liabilities and $304 for a convertible note payable to a related third party investment company. Bank credit lines as of December 31, 2010 had a balance due of $19,019. Long Term liabilities amounting to $60,485 include notes incurred in the first quarter. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $22,518 in accrued interest offset by a contra account for a net balance of $0 as of December 31, 2010. The Company has stopped making interest accruals on these debentures. No interest or principal payments were ever made by the Company on the remaining debentures.

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

4.2 Changes in Internal Controls

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have occurred during the three month period covered by this quarterly report ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Neither has there been any significant change in internal control over financial reporting subsequent to the date of this report.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending December 31, 2010, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased finance contract receivables. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2010.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2010, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $22,518 as of December 31, 2010 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

      Date: February 21, 2011



25

3