Form 10-Q
period 2011-03-31
ISA INTERNATIONALE INC
filed 2011-05-23
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2011

                    Commission File Number:  001-16423

                         ISA INTERNATIONALE INC.
            (Name of small business registrant in its charter)

        Delaware                                 41-1925647
(State of incorporation)            (I.R.S. Employer Identification No.)

       2564 Rice Street, St. Paul, MN                  55113
 (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 484-9850

Securities registered under Section 12(g) of the Exchange Act:
Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
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

On May 23, 2011 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,781,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 17,810,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page
PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets                                      5
        Consolidated Statements of Operations                            6
        Consolidated Statements of Cash Flows                            7
        Notes to Consolidated Financial Statements                    8-16

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        17-22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      23

ITEM 4T. Controls and Procedures                                        23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

ITEM 3. Defaults upon Senior Securities                                 24

ITEM 4. Submission of Matters to a Vote of Security Holders             24

ITEM 5. Other Information                                               24

ITEM 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25

                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, and its results of operations, stockholders' equity, and its cash flows for the six month period ended March 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 18, 2011. Reference should further be made to Note 10 to these consolidated financial statements for information on corrections to prior period reports for the year ended September 30, 2010 and for the quarter ended December 31, 2010.

                              ISA INTERNATIONALE INC.
                            CONSOLIDATED BALANCE SHEETS
                                                      March 31,2011 September 30, 2010
                                                           (Unaudited)   (Unaudited)(1)
                    ASSETS                              -------------------------------
Current Assets:
   Cash and cash equivalents                              $    52,716      $   41,512
   Trade Receivables                                              963             532
   Prepaid expenses                                             4,500           4,500
                                                         ------------       ---------
        Total current assets                                    58,179          46,544
Fixed Assets
   Fixed assets at cost less depreciation                      46,592          50,161
                                                         ------------       ---------
       Total fixed assets                                      46,592          50,161
Other Assets:
   Finance contract receivables, net of collections           247,935         268,389
   Deposits - Long term                                         5,000           5,000
                                                         ------------       ---------
    Total other assets                                        252,935         273,389
                                                         ------------       ---------
Total assets                                                $ 357,706      $  370,094
                                                          ============   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade and taxes                     $   146,270       $ 168,320
   Credit lines payable                                        18,202          18,447
   Notes payable other - current portion                        3,462           3,379
   Notes payable related party - current portion               33,542          23,311
   Convertible notes payable - related party                      790             339
                                                         ------------       ---------
   Total current liabilities                                  202,266         213,796

Long Term Liabilities
   Notes payable other - long term portion                     10,837          12,589
   Notes payable - related party long term portion             48,833          54,676
                                                           ------------      ---------
Total liabilities                                             261,936         281,061
                                                          ------------    ------------
Stockholders' equity:
   Preferred 12% cumulative convertible stock, par value $.0001
     30,000,000 shares authorized, 1,781,000 shares
     issued and outstanding at March 31, 2011 , 1,489,000
     shares issued and outstanding at September 30, 2010          178             149
   Preferred ISA Acceptance Corporation, par value $25
     50,000 shares authorized, 22,400 shares issued and
     outstanding at March 31, 2011 and at September 30, 2010  560,000         560,000
   Common stock, $.0001 par value, 300,000,000 shares
     authorized; 23,999,612 shares issued and outstanding
     at March 31, 2011 and at September 30, 2010                2,400           2,400
   Additional paid-in capital                              10,679,616      10,386,150
   Accumulated deficit                                    (10,608,924)    (10,322,165)
   Treasury stock                                            (537,500)       (537,500)
                                                          ------------     -----------
   Total stockholders' equity                                  95,770          89,033
                                                          ------------      ---------
Total liabilities and stockholders' equity                  $ 357,706       $ 370,094
                                                          ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.
(1) Refer to note 10 about corrections for the year ended September 30, 2010.
</table>                                  5

                                  ISA INTERNATIONALE INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                          3 Months Ended            6 Months Ended
                                      March 31,     March 31,   March 31,     March 31,
                                         2011          2010       2011          2010
                                        -----------------------------------------------
Operating revenue:
 Financing income                     $    191     $  81,058   $   1,717     $  95,083
 Third party collections                47,679             -      80,742             -
 Other collection fees                  22,958         4,715      38,968        12,834
                                       -------       -------    --------       -------
  Total operating revenue               70,828        85,773     121,427       107,917

Operating expenses:
 Portfolio collection costs             71,446       113,651     162,612       203,518
 General and administrative             53,371        97,708     140,485       207,955
                                       -------       -------     -------       -------
  Operating expenses                   124,817       211,359     303,097       411,473
                                      --------     --------     --------      --------
  Operating loss                       (53,989)     (125,586)   (181,670)     (303,556)

Other expenses
    Interest expense                    (7,475)        3,914)    (11,022)       (8,395)
                                      --------       -------    --------      --------
Net loss                               (61,464)     (129,500)   (192,692)     (311,951)


Dividends to preferred stockholders    (49,029)      32,282)    (94,066)      (59,988)
                                     ---------      --------    --------      --------
Net loss attributable to common      $(110,493)     (161,782)   (286,758)     (371,939)
stockholders                         =========      ========   =========      ========

 Basic loss per share                  $ (0.01)       $ (.01)   $  (0.01)      $ (0.02)
                                     =========      ========    ========      ========

Weighted average common
Shares outstanding: Basic           23,999,612    23,999,612  23,999,612    23,999,612
                                    ==========    ==========  ==========    ==========
Dividends per share of common stock      none          none        none          none
Dividends per share of preferred       $0.028         0.025      $0.055         0.047
stock

The accompanying notes are an integral part of these consolidated financial statements.






                                       6


                                   ISA INTERNATIONALE INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                     Six Months        Six Months
                                                       Ended              Ended
                                                  March 31, 2011     March 31, 2010
                                                 ----------------   ----------------
Cash flows from operating activities:
 Net loss                                             $ (192,692)        $ (311,951)
  Adjustments to reconcile net loss from operations
    to cash flow used in operating activities:
  Depreciation and amortization                            3,569              3,525
  Reduction of debt receivable purchase price
    due to gross collections received                     33,153             27,013
  Interest contributed to capital                          1,497              2,252

 Changes in operating assets and liabilities:
  (Increase) decrease in Trade receivables                  (431)              (161)
  (Increase) decrease in prepaid expenses                      0                395
  Increase in accounts payable and accrued expenses      (22,051)            24,265
                                                        ----------          --------
     Cash used in operating activities                  (176,955)          (254,662)

Cash flows from investing activities:
  Purchase of debt receivables                           (12,699)           (31,538)
  Purchase of office equipment                                -             (12,522)
  Purchase of automobile                                      -             (18,505)
                                                        ----------         ---------
    Cash used by investing activities                    (12,699)           (62,565)

Cash flows from financing activities:
  Proceeds from bank lines of credit                       4,539             18,028
  Payments for bank lines of credit                       (4,785)            (9,419)
  (Payments) proceeds from convertible notes
     payable - related party                               2,718               (280)
  Proceeds from notes payable - related party                452             43,048
  Proceeds from issuance of Preferred Stock              292,000            335,000
  Preferred stock dividend                               (94,066)           (59,988)
  Proceeds from Notes Receivable                               0              7,600
   --------         ---------
  Cash provided by financing activities                  200,858            333,989
                                                        ----------         ---------

Increase (decrease) in cash and cash equivalents          11,204             16,762
Cash at beginning of period                               41,512             17,545
                                                       ----------          ---------
Cash and cash equivalents at end of period            $   52,716          $  34,307
                                                       ==========         ==========
Non-cash investing in financing transactions:
 Additional paid in capital to related party
    for indemnification agreement                  $       1,497          $   2,252
 Accrued preferred stock dividend expense                (94,066)           (59,988)
 Proceeds from issuance of ISAT Convertible
   Preferred stock to related party                      292,000            335,000
                                                       ----------          --------
      Total non-cash transactions                     $  199,431          $ 277,264
                                                       ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.
</table>                                7

                            ISA INTERNATIONALE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 NATURE OF BUSINESS AND SIGNIFICANT EVENTS

Nature of Business

ISA Internationale Inc. (the Company or ISAI) was incorporated on June 2, 1989, under the laws of the State of Delaware under a former name and became a reporting publicly held corporation on November 15, 1999. On May 8, 1998, Internationale Shopping Alliance Incorporated (Internationale), a Minnesota corporation, was merged with the Company, a Delaware corporation, pursuant to a merger agreement dated April 23, 1998. Upon consummation of the merger, Internationale became a wholly owned subsidiary of the Company. During 2000, the Company sold one subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary. Since then, reorganization specialists, Doubletree Capital Partners LLC, has internally reorganized the Company's financial affairs and changed its direction to focus on the financial services industry.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at March 31, 2011 and the results of its operations and cash flows for the three and six months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company has determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310.

Under the cost recovery method of revenue recognition, the Company does not recognize revenue until the original investment cost in the portfolio has been recovered by gross collections less write-offs and impairments. The Company began collecting on our own portfolios in 2005. Currently our accounting procedure is to reduce the carrying inventory asset value by the gross amount collected before fees and other collection costs are subtracted. Once the portfolio is fully amortized we report additional collections as revenue. We will continue to obtain and use appropriate input data including monthly collection data and liquidation rates to evaluate our performance and project future cash flows from our portfolios of receivables.

If in the opinion of management future cash collections will be inadequate to amortize the current carrying balance or the resulting estimated fair market value of the remaining portfolio debt receivables were to be less than the carrying value, an impairment charge would need to be taken with a corresponding write off of the "impaired" or deficient receivable carrying value with a corresponding charge to profit and loss of the Company at that time.

The Company believes the remaining portfolio debt receivable carrying costs of $247,935 will be recovered by the Company from future gross collections to be received over the next 60 months commencing from April 1, 2011 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables or may sell portions of the portfolio debt receivable inventory.

In January 2010 the Company purchased another debt portfolio in the amount of $25,008 and subsequently sold a major portion of the portfolio for $23,057. In August 2010 an additional debt portfolio was purchased for $23,313. On December 3, 2010, the Company purchased a distressed debt portfolio of receivables for $12,699.

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

Changes in company owned portfolio debt receivables for the quarter ended March 31, 2011:

  Balance at beginning of period, December 31, 2010            $ 270,545
  Acquisition of debt receivables                                      0
  Sale of debt receivables                                             0
  Cash collections applied to principal                          (22,610)
                                                        -----------------
  Balance at the end of the period, March 31, 2011         $     247,935
                                                       =================
  Estimated Remaining Collections ("ERC")(Unaudited)       * $   326,541

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

The cost recovery revenue recognized on debt receivables in the amount of $1,717 was for the six months ended March 31, 2011 and recorded other collection fees of $38,968. Also we had income from our third party collections operations of $80,742 for a total income of $121,427. This compares to a total income from the six months ended March 31, 2010 of $107,917 from both our own portfolios of debt receivables and third party collections on contract.

Note 2  LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,608,924 at March 31, 2011. The net loss for the six month period ended March 31, 2011 from operating activities was $192,692 compared to a net loss of $311,951 for the same period last year. As of March 31, 2011, the Company had a principal balance due of $82,375 in notes payable to finance portfolio purchases to related parties and $14,297 in a bank note payable. The Company issued $292,000 in face value Preferred Stock shares to a related party investor to redeem the notes payable plus accrued interest and additional capital contribution to finance continuing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization and at the present time is continuing to establish itself in the debt collection business within the financial services industry. However, there can be no assurance these actions will be successful.

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

Earnings (Loss) Per Share:

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification Topic 260 (ASC 260-10), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common shares outstanding. If applicable, diluted earnings per share assumes the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, determined by the treasury stock method, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share. Diluted loss per share is not reported because it would report a lower loss per share.

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

Contra Account presentation: Reference should be made to note 6 and 7 in these notes to financial statements for additional information as to consolidated financial statement presentation at March 31, 2011 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued as compensation for consulting services and settlement expenses during the six months ended March 31, 2011.

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

NOTE 5 STOCK ISSUANCE:

Preferred Stock
As of March 31, 2011, 1,781,000 shares of Convertible Preferred Stock were issued and outstanding by the Parent Company with an issuance value of $1.00 per share. There also 22,400 shares of Preferred Stock issued and outstanding at $25 per share by a subsidiary company of the Parent Company.

During the six months ended March 31, 2011, 292,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to satisfy loans and accrued interest made to the Parent Company during the six months ended March 31, 2011. There were no shares issued by the subsidiary company in the similar six month period of time.

The accumulated deficit for the six months ended March 31, 2011 was adjusted and charged for a dividend distribution of $94,066 on 12% Convertible Preferred Stock outstanding.

Common Stock
As of March 31, 2011, 23,999,612 shares of common stock were issued and outstanding. No additional common shares were issued during the six months ended March 31, 2011.

Stock Options
There were no stock options issued or exercised during the six months ended March 31, 2011. All outstanding stock options expired as of September 30, 2009.
Note 6 CONVERTIBLE DEBENTURES

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate was lowered to 6% per annum. The debenture is convertible into common shares of the Company at the rate of $3.00 per share at the option of the holder. It is classified as a current liability and has been offset by a contra-indemnification receivable. It is very unlikely the remaining debenture holder would convert their debenture into common stock.

As of March 31, 2011, the currently due $50,000 in convertible debenture principal and related interest payable of $24,014 has not been paid and is in default. It is the position of the Company, this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt and any related shares that may be issued to effect any conversion per the Indemnification Agreement with DLC as described below in Note 7.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $24,014, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at March 31, 2011:

Description of debt indemnification:               Current      Long-term
  Defaulted convertible debentures payable        $  50,000      $      --
  Defaulted accrued interest payable                 24,014             --
  Less, contra-indemnification receivable           (74,014)            --
  Balances per Balance Sheet, at                  ---------      ---------
    March 31, 2011:                              $       --      $      --

The Company believes that beyond the $74,014 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the
Indemnification Agreement.             13

Note 8 CREDIT LINES PAYABLE

During the quarter ended March 31, 2011, the Company borrowed $2,810 on its available bank credit lines of $20,000, accrued interest expense of $1,729 and paid back $4,785. The total balance due at March 31, 2011 and at September 30, 2010 was $18,202 and $18,447 respectively. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 9 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

Two related party investors loaned the Company $175,436 during the six month period ended March 31, 2011 for the financing of operations and related growth. These funds were specifically used for the expanded employment in collection operations and related higher collection system costs. Additional costs for the six months include an accrual of $20,000 of management consulting costs to the financial management company, interest costs of $11,022 and $94,066 in declared preferred stock dividend expense. These loans and costs were paid by the Company issuance of 292,000 shares of Convertible Preferred Stock to the financial management company controlled by the two related party investors applied to the Related Party Loan Payable.

The Company issued a 12% short-term secured promissory note to related party investors for $790 with the Company's debt receivable assets pledged as collateral on March 31, 2011. As of March 31, 2011 and September 30, 2010, the secured loans totaled $790 and $338 respectively, are payable on demand to the financial management company, bear interest at the rate of 12% per annum, and are secured by the Company's debt receivable assets for collateral purposes.

Note 10 CORRECTIONS TO PRIOR PERIOD REPORTS

Corrections for the year ended September 30, 2010 and for the quarter ended December 31, 2010.

An Amendment No. 1 on Form 10-Q/A to our annual report for the period ended September 30, 2010 is being filed to correct errors in the revenues and costs reported in our annual report filed with the Securities and Exchange Commission on January 14, 2011. This event was reported in a Form 8-K announcement filed on March 31, 2011. These errors were discovered in a subsequent internal audit in March 2011.

Corrections were made in the Company's financial records to reduce Finance Income and Collection Costs on our Company owned portfolio of receivables. Correspondingly, the balance sheet item for Finance Contract Receivables was reduced $12,423. Corrections to income include separating Finance Income and Third Party Collections previously reported as a combined amount. Finance Income was reduced by $86,105. Total Income reported on the original Form 10-K filed was $346,629 compared to $260,524 to be reported on our revised Form 10-K/A to be filed. Collection Costs were reduced by $69,182 for the same period. The change in the net loss reported for the year was an increase of $16,923 The Company also recorded a legal settlement payable for $4,500 at September 30, 2010 that had been previously recorded as an expense in the quarter ended December 31, 2010.
..

The consolidated financial statements and notes to the financial statements in this report have been changed and commentary updated to reflect these corrections. No other items of our income or expenses were affected. Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon. The changes required by these corrections have been incorporated into the accounting records and are reflected in the financial statements presented in this quarterly filing.

Note 11 SUBSEQUENT EVENTS

The Company received a letter of inquiry from the SEC Division of Corporation Finance on March 2, 2011 concerning questions regarding the filing of our Annual Report on Form 10-K for the year ended September 30, 2010 on January 14, 2011. The Company responded to the SEC with a Correspondence filing on April 6, 2010 and also filed Form 8-K containing section 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on April 1, 2011. This report has been amended to respond to comments by the SEC regarding items needing clarification or revised Management's Discussion and Analysis. The Company will be filing an amended Form 10-K/A annual report for the year ended September 30, 2010 and amended Form 10-Q/A reports for the quarters ended June 30, 2010 and December 31, 2010 to reflect corrected financial statements.

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

At March 31, 2011, the current carrying value of the Company's purchased finance contract receivables, net after gross collections from date of original purchase and impairment write downs, is $247,935. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the six months ended March 31, 2011 and 2010.

Sales and Gross Profit

The Company recorded $80,742 in Third Party collection fee revenue, $38,968 in service fee income and $1,717 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the six months ended March 31, 2011. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Net collection receipts from the debt portfolios in the amount of $33,153 were collected in the six months ended March 31, 2011. This amount less $1,717 has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Any funds received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $162,612 compared to $203,518 for the six months ended March 31, 2010 due to expanded operations and employment in our collection operations. General and administrative expenses were $140,485 for the six months ended March 31, 2011 compared to $207,955 for the six months ended March 31, 2010 due to reduced overhead expenses for administrative personnel. Interest expense for the six months ended March 31, 2011 totaled $11,022 compared to $8,395 for the six month period ended March 31, 2010 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total assets of $357,706 consisting of $52,716 in cash, $963 in trade receivables, $4,500 in prepaid expenses, $46,592 in office equipment, furniture, and vehicles net of depreciation, $247,935 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $202,266 in current liabilities consisting of $146,270 in accounts payable and accrued expenses, $3,462 in notes payable other-current, $33,542 in notes payable to a related party current portion, $790 in convertible notes payable related party, and bank credit lines payable totaled $18,202. Total liabilities as of March 31, 2011 were $261,936.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2011 of $10,608,924. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.24%, respectively of the Company's outstanding common stock at March 31, 2011. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Limited Market for Securities

There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or NASDAQ. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, which applies to non-NASDAQ companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,608,924 at March 31, 2011. The net loss for the six month period ended March 31, 2011 was $192,692 before the dividend to Preferred Shareholders is recorded. The Company currently owes $146,270 for trade accounts payable and tax liabilities and $790 for a convertible note payable to a related third party investment company. Bank credit lines as of March 31, 2011 had a balance due of $18,202. Long Term liabilities amounting to $59,670 include notes incurred in the second quarter. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 6% debentures issued between September 1999 and June 2000. The debenture now in default classified as current liabilities totaled $50,000 in principal and $24,014 in accrued interest offset by a contra account for a net balance of $0 as of March 31, 2011. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

4.1 Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of ISA International Inc., under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported to the management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated there under to allow timely decisions regarding required disclosures.

(b) Management's Report on Internal Control Over Financial Reporting

The management of ISA Internationale Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, our management and certifying officers conducted an evaluation as of the end of the period covered by this report, of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of March 31, 2011, our controls were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated there under.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending March 31, 2011, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased finance receivables. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2011.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of March 31, 2011, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $24,014 as of March 31, 2011 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

(b) Form 8-K reports filed during quarter:

The Company filed Form 8-K on March 31, 2011 to report it was amending its Form 10-K report filed for the year ended September 30, 2010 and also the Form 10-Q report filed for the quarter ended June 30, 2010 to adjust and restate our financial statements and commentary notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb
      By: Bernard L. Brodkorb
      President, Chief Executive Officer, and Chief Financial Officer

      Date: May 23, 2011










































                                      25
Please add an estimated time frame for the restatements discussed in note 11


25

3