Form 10-Q
period 2011-06-30
ISA INTERNATIONALE INC
filed 2011-08-22
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2011

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

On August, 22, 2011 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,781,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 17,810,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                      5

        Consolidated Statements of Operations                            6

        Consolidated Statements of Cash Flows                            7

        Notes to Consolidated Financial Statements                    8-15

ITEM 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                        15-21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      22

ITEM 4T. Controls and Procedures                                        22

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     23

ITEM 3. Defaults upon Senior Securities                                 23

ITEM 4. Submission of Matters to a Vote of Security Holders             23

ITEM 5. Other Information                                               23

ITEM 6. Exhibits and Reports on Form 8-K                                23

Signatures                                                              24

                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, and its results of operations, stockholders' equity, and its cash flows for the nine month period ended June 30, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 18, 2011. Reference should further be made to Note 10 to these consolidated financial statements for information on corrections to prior period reports for the year ended September 30, 2010, for the quarter ended December 31, 2010, and for the quarter ended March 31, 2011.

                              ISA INTERNATIONALE INC.

                            CONSOLIDATED BALANCE SHEETS

                                                      June 30,2011 September 30, 2010

                                                           (Unaudited)   (Unaudited)(1)

                    ASSETS                              -------------------------------

Current Assets:

   Cash and cash equivalents                              $     3,393      $   10,449

   Restricted cash                                             20,001          31,063

   Trade receivables                                            2,300             532

   Prepaid expenses                                             5,005           4,500

                                                         ------------       ---------

Total current assets                                    30,699          46,544

Fixed Assets

   Fixed assets at cost less depreciation                      43,329          50,161

                                                         ------------       ---------

       Total fixed assets                                      43,329          50,161

Other Assets:

   Finance contract receivables, net of collections           213,414         268,389

   Deposits - Long term                                         2,500           5,000

                                                         ------------       ---------

    Total other assets                                        215,914         273,389

                                                         ------------       ---------

Total assets                                                $ 289,942      $  370,094

                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade and taxes                     $   127,898        $168,320

   Credit lines payable                                        17,736          18,447

   Notes payable other - current portion                        3,462           3,379

   Notes payable related party - current portion               29,204          23,311

   Convertible notes payable - related party                       -              339

                                                         ------------       ---------

   Total current liabilities                                  178,300         213,796

Long Term Liabilities

   Notes payable other - long term portion                      9,987          12,589

   Notes payable - related party long term portion             55,458          54,676

                                                           ------------      ---------

Total liabilities                                             243,745         281,061

                                                          ------------    ------------

Stockholders' equity:

   Preferred 12% cumulative convertible stock, par value $.0001

     30,000,000 shares authorized, 1,781,000 shares

     issued and outstanding at June 30, 2011 , 1,489,000

     shares issued and outstanding at September 30, 2010          178             149

   Preferred ISA Acceptance Corporation, par value $25

     50,000 shares authorized, 22,400 shares issued and

     outstanding at June 30, 2011 and at September 30, 2010   560,000         560,000

   Common stock, $.0001 par value, 300,000,000 shares

     authorized; 23,999,612 shares issued and outstanding

     at June 30, 2011 and at September 30, 2010                 2,400           2,400

   Additional paid-in capital                              10,723,310      10,386,150

   Accumulated deficit                                    (10,702,191)    (10,322,165)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity                                  46,197          89,033

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $ 289,942       $ 370,094

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Refer to note 9 about corrections for the year ended September 30, 2010.

                                           5

                                  ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

     Restated                  Restated

                                          3 Months Ended            9 Months Ended

                                       June 30,     June 30,    June 30,      June 30,

                                         2011          2010       2011          2010

                                        -----------------------------------------------

Operating revenue:

 Financing income                     $    672    $        -   $   2,389     $      -

 Third party collections                31,613        71,541     112,356       166,624

 Other collection fees                  20,271        14,940      59,239        27,774

                                       -------       -------    --------       -------

  Total operating revenue               52,556        86,481     173,984       194,398

Operating expenses:

 Portfolio collection costs             80,097       157,638     242,709       361,156

 General and administrative             60,763        99,536     201,249       307,491

                                       -------       -------     -------       -------

  Operating expenses                   140,860       257,174     443,958       668,647

                                       -------       -------     -------       -------

  Operating loss                      (88,304)     (170,693)   (269,974)     (474,249)

Other expenses

    Interest expense                   (4,963)        (4,343)    (15,985)      (12,738)

                                      --------       -------    --------      --------

Net loss                              (93,267)     (175,036)   (285,959)     (486,987)

Dividends to preferred stockholders         -        (37,426)    (94,067)      (97,415)

                                     ---------      --------    --------      --------

Net loss attributable to common      $(93,267)     (212,462)   (380,026)     (584,402)

stockholders                         =========      ========   =========      ========

 Basic loss per share               $   (0.004)    $  (0.009)  $  (0.016)    $  (0.024)

                                     =========      ========    ========      ========

Weighted average common

Shares outstanding: Basic           23,999,612    23,999,612  23,999,612    23,999,612

                                    ==========    ==========  ==========    ==========

Dividends per share of common stock       none          none        none          none

Dividends per share of preferred

stock                                   $0.000        $0.026      $0.057        $0.080

The accompanying notes are an integral part of these consolidated financial statements.

                                            6

                                   ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

Restated

                                                     Nine Months        Nine Months

                                                       Ended              Ended

                                                  June 30, 2011     June 30, 2010

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net loss                                             $ (285,959)        $ (486,986)

  Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                            6,832              5,905

  Reduction of debt receivable purchase price

    due to gross collections received                     67,674             39,060

  Interest contributed to capital                              -              3,000

 Changes in operating assets and liabilities:

  Increase in trade receivables                           (1,768)              (886)

  (Increase) decrease in prepaid expenses                   (505)               592

  Decrease in deposits                                     2,500                  -

  Notes receivable – non current portion                       -              7,600

  Increase (decrease)in accounts payable and

      accrued expenses                                   (40,423)            82,388

                                                        ----------          --------

     Cash used in operating activities                  (251,649)          (349,327)

Cash flows from investing activities:

  Purchase of debt receivables                           (12,699)           (16,218)

  Purchase of automobile                                      -             (18,505)

                                                        ----------         ---------

    Cash used by investing activities                    (12,699)           (34,723)

Cash flows from financing activities:

  Net (payments) proceeds from bank lines of credit         (711)            11,002

  (Payments) proceeds from convertible notes

     payable - related party                                (338)              (114)

  Proceeds from notes payable - related party              6,675             67,959

  Payments on notes payable – other                       (2,519)                 -

  Proceeds from Contributed Capital from related party    45,160                  -

  Proceeds from issuance of Preferred Stock              197,963            400,585

   --------         ---------

  Cash provided by financing activities                  246,630            479,432

                                                        ----------         ---------

Increase (decrease) in cash and cash equivalents         (18,118)            95,382

Cash at beginning of period                               41,512             17,545

                                                       ----------          ---------

Cash and cash equivalents at end of period            $   23,394         $  112,927

                                                       ==========         ==========

Non-cash investing in financing transactions:

 Additional paid in capital to related party

    for indemnification agreement                  $       2,104          $   3,000

 Accrued preferred stock dividend expense                (94,066)           (97,415)

 Proceeds from issuance of ISAT Convertible

   Preferred stock to related party                      292,000            498,000

                                                       ----------          --------

      Total non-cash transactions                     $  200,038          $ 403,585

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at June 30, 2011 and the results of its operations and cash flows for the nine months ended June 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K/A as amended and revised.

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

The Company believes the remaining portfolio debt receivable carrying costs of $213,414 will be recovered by the Company from future gross collections to be received over the next 60 months commencing from July 1, 2011 and forward. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables or may sell portions of the portfolio debt receivable inventory.

In January 2010 the Company purchased another debt portfolio in the amount of $25,008 and subsequently sold a major portion of the portfolio for $23,057 in March 31, 2010. In August 2010 an additional debt portfolio was purchased for $23,313. On December 3, 2010, the Company purchased a distressed debt portfolio of receivables for $12,698.

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

Changes in company owned portfolio debt receivables for the quarter ended June 30, 2011:

  Balance at beginning of period, March 31, 2011               $ 247,935

  Acquisition of debt receivables                                      0

  Sale of debt receivables                                             0

  Cash collections applied to principal                          (34,521)

                                                        -----------------

  Balance at the end of the period, June 30, 2011         $      213,414

                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)       * $   304,871

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

The cost recovery revenue recognized on debt receivables in the amount of $2,389 was for the nine months ended June 30, 2011 and recorded other collection fees of $59,239. Also we had income from our third party collections operations of $112,356 for a total income of $173,984. This compares to a total income from the nine months ended June 30, 2010 of $194,398 from both collection fees of debt receivables and third party collections on contract.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,702,191 at June 30, 2011. The net loss for the nine month period ended June 30, 2011 from operating activities was $285,959 compared to a net loss of $486,987 for the same period last year. As of June 30, 2011, the Company had a principal balance due of $82,662 in notes payable to finance portfolio purchases to related parties and $31,185 in a bank notes payable. The Company issued $292,000 in face value Preferred Stock shares to a related party investor to redeem the notes payable plus accrued interest and additional capital contribution to finance continuing operations through the quarter ended March 31, 2011.

During the quarter ended June 30, 2011, related party investors contributed capital in the amount of $45,160 to finance operations and ongoing costs. This capital contribution has been added to additional paid in capital as contributed capital – from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company had restricted cash held in trust as required by state law of $20,001 and $31,063 at June 30, 2011 and September 30, 2010, respectively. These amounts have been separately stated on the Condensed Balance Sheets at the above respective dates.

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

Reclassifications:

The Company reclassified $59,988 of Preferred stock dividends to Proceeds from issuance of Preferred Stock on the Statement of Cash Flows for the nine months ended June 30, 2010 to conform to current presentation. The reclassification had no effect on the Company’s financial condition, results of operation, or cash flows.

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

Earnings (Loss) Per Share:

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification Topic 260 (ASC 260-10), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common shares outstanding. If applicable, diluted earnings per share assumes the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, determined by the treasury stock method, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share. Diluted loss per share is not reported because the results are anti-dilutive.

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

Contra Account presentation: Reference should be made to note 6 and 7 in these notes to financial statements for additional information as to consolidated financial statement presentation at June 30, 2011 for certain defaulted convertible debenture notes payable and related accrued interest.

Stock Based Compensation: No shares of the Company's common stock were issued as compensation for consulting services and settlement expenses during the nine months ended June 30, 2011.

NOTE 4 STOCK ISSUANCE:

Preferred Stock

As of June 30, 2011, 1,781,000 shares of Convertible Preferred Stock were issued and outstanding by the Parent Company with an issuance value of $1.00 per share. There are also 22,400 shares of Preferred Stock issued and outstanding at $25 per share by a subsidiary company of the Parent Company. These preferred shares bear an interest rate of 6% per annum, when declared by the Company, at the option of the Company.

During the nine months ended June 30, 2011, 292,000 preferred shares were issued to Doubletree Capital Partners, Inc. (DCP) to satisfy loans and accrued interest made to the Parent Company during the nine months ended June 30, 2011. There were no shares issued by the subsidiary company in the similar nine month period of time.

The accumulated deficit for the six months ended March 30, 2011 was adjusted and charged for a dividend distribution of $94,067 on 12% Convertible Preferred Stock outstanding. No similar dividend distribution charge was declared by the Company during the three months ended June 30, 2011.

Common Stock

As of June 30, 2011, 23,999,612 shares of common stock were issued and outstanding. No additional common shares were issued during the nine months ended June 30, 2011.

Stock Options

There were no stock options issued or exercised during the nine months ended June 30, 2011. All outstanding stock options expired as of September 30, 2009.

Note 5 CONVERTIBLE DEBENTURES

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

As of June 30, 2011, the currently due $50,000 in convertible debenture principal and related interest payable of $24,855 has not been paid and is in default. It is the position of the Company, this debt was sold to a related financial entity (DLC) and DLC is now responsible for the debt and any related shares that may be issued to effect any conversion per the Indemnification Agreement with DLC as described below in Note 6.

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

The four years of the agreement have expired, however DLC endeavored to finalize and bring to a conclusion, the payment of prior operation's liabilities. As the remaining liabilities are paid or resolved, the Company will receive such notification of the resolution and may be allowed to reduce the carrying value of the indemnification receivable. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000. This note is included on the books of the Company along with the related accrued interest payable in the amount of $24,855, offset by the contra-indemnification receivable account. The following is a summary of the presentation of these liabilities in the Balance Sheet at June 30, 2011:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $      --

  Defaulted accrued interest payable                 24,855             --

  Less, contra-indemnification receivable           (74,855)            --

  Balances per Balance Sheet, at                  ---------      ---------

    June 30, 2011:                              $       --       $      --

The Company believes that beyond the $74,855 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise, to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.

Note 7 CREDIT LINES PAYABLE

As of June 30, 2011, the Company owed $17,736 on its available bank credit lines of $20,000. The total balance due at June 30, 2011 and at September 30, 2010 was $17,736 and $18,447, respectively. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President.

Note 8 RELATED PARTY TRANSACTIONS

Convertible or Secured Notes Payable

Two related party investors loaned the Company $220,603 during the nine month period ended June 30, 2011 for the financing of operations and related growth. These funds were specifically used for the expanded employment in collection operations and related higher collection system costs. Additional costs for the nine months include an accrual of $25,000 of management consulting costs to the financial management company, interest costs of $11,763 and $94,066 in declared preferred stock dividend expense. These loans and costs were paid by the Company issuance of 292,000 shares of Convertible Preferred Stock to the financial management company controlled by the two related party investors applied to the Related Party Loan Payable.

Note 9 CORRECTIONS TO PRIOR PERIOD REPORTS

Corrections for the year ended September 30, 2010, for the quarter ended December 31, 2010 and the quarter ended March 31, 2011.

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

.

The consolidated financial statements and notes to the financial statements in this report have been changed and commentary updated to reflect these corrections. No other items of our income or expenses were affected. Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon  The changes required by these corrections have been incorporated into the accounting records and are reflected in the financial statements presented in this quarterly filing.

Note 10 SUBSEQUENT EVENTS

The Company received a letter of inquiry from the SEC Division of Corporation Finance on March 2, 2011 concerning questions regarding the filing of our Annual Report on Form 10-K for the year ended September 30, 2010 on January 14, 2011. The Company responded to the SEC with a Correspondence filing on April 6, 2010, May 25,2011, June 24, 2011 and also filed Form 8-K containing section 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on March 31, 2011. This report has been amended to respond to comments by the SEC regarding items needing clarification or revised Management's Discussion and Analysis.

The Company will be filing an amended Form 10-K/A annual report for the year ended September 30, 2010 and amended Form 10-Q/A reports for the quarters ended March 31, 2011 and December 31, 2010 to reflect corrected financial statements and related required presentation.

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

On May 11, 2005, , the Company, through its wholly owned subsidiary, ISA Acquisition Corporation, purchased $36,097,726 of portfolio debt receivables and commenced operations in the troubled debt collection business. Upon a detailed examination of the individual debts and accounts purchased, the Company determined that it should receive replacement debt receivables from the Seller companies due to substitutions and replacement debt considered to be non-collectible, as determined by the Company prior to September 30, 2005. Accordingly, the Company was given and did receive additional consumer debt receivables considered to be replacement debt in the additional net amount of $7,635,274 bringing the total consumer debt receivable purchase to $43,733,000 as of September 30, 2005.

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

In 2009, 2010 and 2011, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to In 2009, 2010 and 2011, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using third party agents. Our staff includes a Corporate Officer who supervises our collections operations, an Office Administrative Assistant and five collectors in collection operations.

All bookkeeping and accounting functions are performed by the Corporate Officer and his related accounting staff as required. The performance includes all required reporting functions including the filing of SEC reports and income tax returns for both federal and state requirements.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.

At June 30, 2011, the current carrying value of the Company's purchased finance contract receivables, net after gross collections from date of original purchase and impairment write downs, is $213,414. The Company believes this carrying value on its Balance Sheet is a fair carrying value and the amount will be realized from the gross collections received after incurring direct collection costs and third party collection fees.

Results of Operations for the nine months ended June 30, 2011 and 2010.

Sales and Gross Profit

The Company recorded $112,356 in Third Party collection fee revenue, $59,239 in service fee income and $2,389 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the nine months ended June 30, 2011. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Net collection receipts from the debt portfolios in the amount of $70,062 were collected in the nine months ended June 30, 2011. This amount less $2,389 has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Any funds received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses included collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $242,709 compared to $361,156 for the nine months ended June 30, 2010 due to contracted operations and employment in our collection operations in the prior nine months. General and administrative expenses were $201,249 for the nine months ended June 30, 2011 compared to $307,491 for nine months ended June 30, 2010 due again to contracted overhead expenses for administrative personnel. Interest expense for the nine months ended June 30, 2011 totaled $15,985 compared to $12,738 for the nine month period ended June 30, 2010.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of June 30, 2011, the Company had total assets of $289,942 consisting of $23,394 in cash, $2,300 in trade receivables, $5,005 in prepaid expenses, $43,329 in office equipment, furniture, and vehicles net of depreciation, $213,414 in finance contract receivables net of collections, and $2,500 in deposits. It had $178,300 in current liabilities consisting of $127,898 in accounts payable and accrued expenses, $3,462 in notes payable other-current, $29,204 in notes payable to a related party current portion, and bank credit lines payable totaled $17,736. Total liabilities as of June 30, 2011 were $243,745.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2011 of $10,702,191. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.24%, respectively of the Company's outstanding common stock at June 30, 2011. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,702,191 at June 30, 2011. The net loss for the nine month period ended June 30, 2011 was $285,959 before the dividend to Preferred Shareholders is recorded. The Company currently owes $127,898 for trade accounts payable and tax liabilities. Bank credit lines as of June 30, 2011 had a balance due of $17,736. Other related party debt and long term liabilities amounting to $98,111 including notes incurred in the third quarter. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 6% debentures issued between September 1999 and June 2000. The debenture now in default classified as current liabilities totaled $50,000 in principal and $24,855 in accrued interest offset by a contra account for a similar amount resulting in a net balance of $0 as of June 30, 2011. No interest or principal payments were ever made by the Company on the remaining debentures.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

4.1 Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of ISA Internationale Inc., under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company's disclosure controls and procedures were effective. Exceptions will be noted in our revised form 10-K/A for the period ended September 30, 2010 to be filed with the commission within the next 30 days.

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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of June 30, 2011, our controls were effective.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the nine months ending June 30, 2011, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased finance receivables. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2011.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of June 30, 2011, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $24,855 as of June 30, 2011 has been assumed by an indemnification agreement with a related investment party. (see note 7 in the notes to financial statements).

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

 (b) Form 8-K reports filed during quarter:

The Company filed Form 8-K report on March 31, 2011, to report it was amending its Form 10-K report filed for the year ended September 30, 2010, Form 10-Q for the quarter ended December 31, 2011 and also the Form 10-Q for the quarter ended March 31, 2011 to adjust and restate our financial statements and commentary notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb

      By: Bernard L. Brodkorb

      President, Chief Executive Officer, and Chief Financial Officer

      Date: August 22, 2011