Form 10-Q/A
period 2011-06-30
ISA INTERNATIONALE INC
filed 2011-09-15
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q/A

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On September ~~August~~ , 15 ~~22~~ , 2011 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,781,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding. The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 17,810,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

Explanatory Note:

This form is submitted to add XBRL documents required by today’s date.


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


0

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


<table> <caption>

                              ISA INTERNATIONALE INC.

                            CONSOLIDATED BALANCE SHEETS

<c>                                                  <c>              <c>

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

     at June 30, 2011 and at September 30, 2010                 2,400           2,400

   Additional paid-in capital                              10,723,310      10,386,150

   Accumulated deficit                                    (10,702,191)    (10,322,165)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity                                  46,197          89,033

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $ 289,942       $ 370,094

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Refer to note 9 about corrections for the year ended September 30, 2010.

</table>                                  5


<table>

<caption>

                                  ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

     Restated                  Restated

<c>                                <c>             <c>        <c>         <c>

                                          3 Months Ended            9 Months Ended

                                       June 30,     June 30,    June 30,      June 30,

                                         2011          2010       2011          2010

                                        -----------------------------------------------

Operating revenue:

 Financing income                     $    672    $        -   $   2,389     $      -

 Third party collections                31,613        71,541     112,356       166,624

 Other collection fees                  20,271        14,940      59,239        27,774

                                       -------       -------    --------       -------

  Total operating revenue               52,556        86,481     173,984       194,398

Operating expenses:

 Portfolio collection costs             80,097       157,638     242,709       361,156

 General and administrative             60,763        99,536     201,249       307,491

                                       -------       -------     -------       -------

  Operating expenses                   140,860       257,174     443,958       668,647

                                       -------       -------     -------       -------

  Operating loss                      (88,304)     (170,693)   (269,974)     (474,249)

Other expenses

    Interest expense                   (4,963)        (4,343)    (15,985)      (12,738)

                                      --------       -------    --------      --------

Net loss                              (93,267)     (175,036)   (285,959)     (486,987)

Dividends to preferred stockholders         -        (37,426)    (94,067)      (97,415)

                                     ---------      --------    --------      --------

Net loss attributable to common      $(93,267)     (212,462)   (380,026)     (584,402)

stockholders                         =========      ========   =========      ========

 Basic loss per share               $   (0.004)    $  (0.009)  $  (0.016)    $  (0.024)

                                     =========      ========    ========      ========

Weighted average common

Shares outstanding: Basic           23,999,612    23,999,612  23,999,612    23,999,612

                                    ==========    ==========  ==========    ==========

Dividends per share of common stock       none          none        none          none

Dividends per share of preferred

stock                                   $0.000        $0.026      $0.057         0.008

The accompanying notes are an integral part of these consolidated financial statements.

</table>

<table>

<caption>

                                   ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

Restated

<c>                                               <c>               <c>

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


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


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


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


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


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


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


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


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


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


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


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


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


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


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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of June 30, 2011, our controls were not effective.


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


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb

      By: Bernard L. Brodkorb

      President, Chief Executive Officer, and Chief Financial Officer

      Date: September ~~August~~ 15 ~~22~~ , 2011

2