Form 10-K/A
period 2010-09-30
ISA INTERNATIONALE INC
filed 2011-09-29
CIK 1095133

                             UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               Amendment No. 1

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal year ended September 30, 2010.

                    Commission File Number: 001-16423

                ISA INTERNATIONALE INC.

   (Exact name of Smaller Reporting Company as specified in its charter)

          Delaware                                 41-1925647

(State of Incorporation)             (I.R.S. Employer Identification No.)

     2564 Rice Street, St. Paul, MN                          55113

 (Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.   Yes []  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No []

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2the Exchange Act (Check one):

     Large accelerated filer []    Non-accelerated filer     []

     Accelerated filer       []    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X]


State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on outstanding of each of the issuer's classes of common equity as of the latest practicable date.

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was approximately $129,287 as of March 31, 2011, based upon the average bid price of $.05 per share as reported on the OTC Bulletin Board Exchange.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of September 29, 2011, the registrant had 23,999,612 shares of common stock issued and outstanding.

As of September 29, 2011 the registrant had 1,781,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001, convertible into common shares at the rate of 10 common shares for each preferred share for a total of 17,810,000 common shares or an exchange common price of $.10 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company.

                             Explanatory Note

This Amendment No. 1 on Form 10-K/A to our annual report for the period ended September 30, 2010 is being filed to correct errors in the revenues and costs reported in our annual report filed with the Securities and Exchange Commission on January 14, 2011. These errors were discovered in a subsequent internal audit in March 2011. Corrections were made in the Company's financial records to reduce Finance Income and Collection Costs on our Company owned portfolio of receivables. Correspondingly, the balance sheet item for Finance Contract Receivables was reduced $12,421. The Company also recorded a legal settlement payable for $4,500. The consolidated financial statements and notes to the financial statements in this report have been changed and commentary updated to reflect this correction.

Corrections to income include separating Finance Income and Third Party Collections previously reported as a combined amount.  Income was reduced by $86,105. Total Income reported on the original Form 10-K filed was $346,629 compared to $260,524 on this Form 10-K/A. Collection Costs were reduced by $69,182 for the same period. The change in the net loss reported for the year was an increase of $16,9213.

The Company received a letter of inquiry from the SEC Division of Corporation Finance on March 2, 2011 concerning questions regarding the filing of our Annual Report on Form 10-K for the year ended September 30, 2010 on January 14, 2011. The Company responded to the SEC with a Correspondence filing on April 6, 2010 and also filed Form 8-K containing section 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on April 1, 2011. This report has also been amended to respond to comments by the SEC regarding items needing additional clarification or revised Management's Discussion and Analysis. Refer to Note 11 Subsequent Events for more details and events.

                                        2


                             TABLE OF CONTENTS

                                                                       Page

                                  PART I

Item 1.  Business                                                         4

Item 1A. Risk Factors                                                     7

Item 1B. Unresolved Staff Comments                                       13

Item 2.  Description of Property                                         14

Item 3.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15

Item 6.  Selected Financial Data                                         17

Item 7.  Management's Discussion and Analysis                            18

Item 7A  Quantitative and Qualitative Disclosures About Market Risk      25

Item 8.  Financial Statements and Supplementary Data                  25-26

           Index to Audited Financial Statements                         26

           Report of Independent Registered Public Accounting Firm       27

           Consolidated Financial Statements                          28-31

           Notes to Consolidated Financial Statements                 32-43

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                      43

Item 9A. Controls and Procedures                                      44-45

Item 9B. Other Information                                               45

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Governance      46-47

Item 11. Executive Compensation                                          48

Item 12. Security Ownership of Certain Beneficial Owners

           and Management and Related Stockholder Matters                49

Item 13. Certain Relationships and Related Transactions                  50

Item 14. Principal Accounting Fees and Services                          51

                                   PART IV

Item 15. Exhibits                                                        51

         Index to Exhibits, Form 10-K                                    52

         Signatures                                                      52


                                  PART I

Item 1. BUSINESS

As used herein, the terms "ISAI" or "ISAT" (the trading symbol of the Company), and the "Company" refer to ISA Internationale Inc., a Delaware corporation, unless the context indicates otherwise.

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

Overview

ISA Internationale Inc. is a financial services company primarily engaged in the business of collecting distressed debt receivables for our own portfolios and also as a third party agency for our clients. Collection activities are conducted by our subsidiary ISA Acceptance Corporation (ISAC), a licensed and bonded collection agency in Minnesota and eight other states. The Company also uses third party agencies and attorneys to collect our portfolios.

Corporate History, Organization and Recapitalization

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

The Company outsources some of its collections to one or more carefully selected collection agencies and attorneys and actively monitors collection and servicing strategies accordingly. Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistically discerned to facilitate the development of reliable collection assumptions as to the amount of income that can ultimately result from these debt portfolios. Hence the Company does not utilize the "interest method" in accounting for its investment in finance receivables under FASB ASC 310. Accordingly, the Company recognizes income from the collection of its portfolios using the "cost recovery" method. Profit is recognized only after it has collected the full purchase price less impairment write-downs and sales of portfolios, for the portfolios purchased during the period from May 18, 2005 to present.

Our collection activities are summarized under Note 1a Nature of Business in the Notes to Consolidated Financial Statements. The Company began collecting receivables for third party clients in August 2009.

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


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


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

Item 1A RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.  Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Business Ventures

In 2005 the Company completed a purchase of collection consumer debt receivables in exchange for 1,250,000 restricted common shares of the Company valued at $1,094,900 and became operational in the consumer debt collection business. Additionally the Company purchased debt receivables of $372,559 in 2008 and $48,321 in 2010. A portfolio valued at $23,057 was returned to the seller in 2010 and recorded as a sale. The Company intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is executing its operational and marketing strategy to further develop this business venture. In 2009 ISAC successfully launched it's third party collection operation and added ten employees.

The Company's prospects for its new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in the financial services industry.


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

Other Risk Factors

The Company may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all and our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios.

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

  -  changes in the underwriting criteria by loan originators; and declining real estate values in certain market areas.

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


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


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


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


History of Losses and Anticipated Further Losses

ISAI has generated limited revenue to date and has an accumulated deficit as of September 30, 2010 of $10,322,165. The Company expects losses to continue until its operations generate revenues at appropriate margins to recover our costs and achieve profitability. There can be no assurance the Company will ever have its future operations prove commercially successful or will establish any means of generating revenues at appropriate margins to achieve profitability.

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

                                       12


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

Item 1B   Unresolved Staff Comments

On March 2, 2011 the Company received a letter regarding its recent filing of Form 10-K from the staff of the Securities and Exchange Commission. The Company responded to the SEC on April 6, 2011.

On April 27, 2011 the Company received a letter responding to its correspondence to the SEC dated April 6, 2011 requesting additional information and clarification of our response. The Company responded to the April 27, 2011 letter from the SEC on May 25, 2011.

On June 7, 2011 the Company received a response to its correspondence to the SEC. The Company responded to the June 7, 2011 letter from the SEC on June 21, 2011.


Item 2.   PROPERTIES

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAI, rents office space to the Company for a monthly charge of $2,550. The Company doubled our occupied space in 2009 to accommodate our expanded collection staff.

Item 3.  LEGAL PROCEEDINGS

The Company has a pending adversary complaint in the United States Bankruptcy Court, Southern District of California against one of the principals of collection companies named Harrison Asset Management, Inc., Money Asset Management, Inc., and Cash Asset Management, Inc. located near Los Angeles, CA, to recover losses sustained by the Company in its execution of an agreement to purchase assets of those companies.

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


                              PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

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

YEAR    QUARTER                               HIGH BID LOW BID

2009    October 1 to December 31, 2008         $0.20    $0.05

2009    January 1 to March 31, 2009            $0.10    $0.05

2009    April 1 to June 30, 2009               $0.10    $0.05

2009    July 1 to September 30, 2009           $0.25    $0.05

2010    October 1 to December 31, 2009         $0.10    $0.05

2010    January 1 to March 31, 2010            $0.07    $0.05

2010    April 1 to June 30, 2010               $0.07    $0.05

2010    July 1 to September 30, 2010           $0.25    $0.07

Holders

As of September 30, 2010, there were 23,999,612 shares of common stock issued and outstanding held by approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

Dividends

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

The Company declared dividends on its preferred stock for the fiscal year ended September 30, 2010 in the amount of $140,183. Since September 30, 2007 ISAT has declared dividends on its preferred stock totaling $263,765.


Recent Sales History of Unregistered Securities

The following information includes a history of all securities sold by the

Company from October 2008 to present and use of proceeds:

B.1  On August 31, 2009, ISA Acceptance Corporation issued 22,400 shares of Series A 12% Preferred Stock, par value $25.00 to the Newman Foundation in exchange for loans and accrued interest due to the creditor from the subsidiary.

B.2  On September 30, 2009, the Company issued 306,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid. Prior to September 30, 2009, ISAT issued 610,000 shares of Cumulative Convertible Preferred Stock to DCP for loans, fees and related expenses.

B.3 The Board, effective as of September 30, 2009, repriced the 12% Cumulative Convertible Preferred Stock outstanding to an effective conversion rate of 10 common shares for each preferred share or a common price of $.10 per share.

B.4  On December 31, 2009, the Company issued 175,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $175,000.

B.5  On March 31, 2010, the Company issued 160,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $160,000.

B.6  On June 30, 2010, the Company issued 163,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $163,000.

B.7  On September 30, 2010, the Company issued 75,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $75,000.

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


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

<table>

<c>                             <c>         <c>       <c>      <c>

                                          Year Ended September 30,

                                     2010      2009      2008      2007

Operations Statement Data:

Finance income                  $     52,322           0         0        0

Collection fee income                163,689       4,746         0        0

Service and Other income              44,513           6         0        0

                                     -------       -----       ---     -----

Total Revenue                   $    260,524       4,752         0        0

Costs and Expenses:

Collection costs                     455,174     146,846    36,539   510,287

General and administrative           380,403     355,633   333,060   450,824

Interest expense                      17,393      82,982    36,480    38,276

                                     -------     -------   -------   -------

Total expenses                       852,970     585,461   406,079   540,127

Net Gain from extraordinary item                                     537,500

Income before income taxes          (592,446)   (580,709) (406,079)   (2,627)

Provisions for income taxes                0           0         0         0

Net loss                            (592,446)   (580,709) (406,079)   (2,627)

Basic net loss per share              (0.025)     (0.02)    (0.017)   (0.00)

Dividends to Preferred Shareholders  140,183     73,200     50,382        0

Other Financial Data:

Principal collections on portfolios  114,050    173,548    106,154    151,452

Return on average assets (1)          (1.60)     (1.29)     (1.04)     (0.01)

Return on average shareholders'equity (3.50)     (4.43)     (3.02)     (0.01)

Dividends declared per share              0          0          0          0

Balance Sheet data:

Total assets                         370,094    371,055    526,936    252,107

Total liabilities                    281,060    126,148    509,828    134,596

Total shareholders' equity           626,534    782,407    554,608    117,511

Less: Treasury Stock                (537,500)  (537,500)  (537,500)         0

Shareholders' equity                  89,034    244,907     17,108    117,511

</table>

(1) The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders' equity is computed by dividing net income by the average stockholders' equity for the fiscal year. Both ratios have been computed using beginning and year end balances.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements contained in this Annual Report, including statements regarding our anticipated business development our intentions and current expectations with respect to future operations and other statements contained herein regarding matters that are not historical facts are to be considered "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed in this report or in future oral or written statements made by the Company or with our approval. All forward-looking statements speak only as of the date on which they are made.

This section of this report discusses our results of operations, liquidity and financial condition, and factors that could impact our future results. The reader of this report should read them in conjunction with our audited financial statements and accompanying notes included in this report. Our plan of operation contains forward-looking statements involving risks, uncertainties and assumptions. Actual results my vary significantly from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under Item 1A Risk Factors or elsewhere in this report.

Results of Operations for the Twelve Months ended September 30, 2010.

Sales and Gross Profit

The table below summarizes the changes to our operating income reported in our amended financial reports from the original 10-K filed.

                                          FY 2010      FY 2010     10K/A

                                          REVISED      ORIGINAL  VARIANCE

                                         09/30/2010    09/30/2010

Income on Company owned portfolios      $  52,322       138,427   (86,105)

Third party collection fees               163,689       163,689         0

Service fees and other income              44,513        44,513         0

                                          -------       -------    ------

Total Operating Income                    260,524       346,629   (86,105)

Finance income on Company owned portfolios reported in our revised Form 10-K/A filing was reduced by the amount of $86,105 to correct for collections on portfolios booked as revenue not exceeding cost and therefore should have been recorded as a reduction to inventory. A corresponding correction was made reducing Cost of Collections booked.

For the year ended September 30, 2010 the Company experienced significant increases in revenue over prior periods.  Finance income, which consists of revenue in excess of the cost of portfolios purchased, was up $52,322 for the year ended September 30, 2010 from $0 for the previous fiscal year end.  In accordance with the use of the "cost recovery method" for revenue recognition, collections on Company owned portfolios in prior years had not exceeded cost and therefore no revenue was previously recorded for Finance income.


Third party collection fees, which are fees received for collections of third party debt, were up $158,943 for the year ended September 30, 2010 from $4,746 for the previous fiscal year end.  This fiscal year represented the first full year of operations for our internal Third party collections which began in August, 2009.  The period ending September 30, 2009 for Third party collection fees only represented the first two months of start up operations revenue.

Service fees and other income, which consists for service and transaction fees collected for each transaction, was up $44,513 for the year ended September 30, 2010 from $0 for the previous fiscal year end.  This is income generated by our internal collections operations charging fees directly to the debtor for services provided like credit card and ACH charges.

Operating Collection Costs

Our direct collection costs increased to $455,174 in FY 2010 from $146,846 in FY 2009. Our Internal collection operations expanded in FY 2010 to include a full year of activity and higher staffing levels. Additionally we added office space and computer systems and services to support the additional collection efforts. A more detailed comparison of our direct costs is as follows:

                                               FY 2010        FY 2009

Third party collection fees, court costs,

   And Settlement costs                         13,357          20,366

Collection services, Telephone, mailing,

   Summons and complaints, and verification     98,142          48,185

Direct labor costs and supervision             325,833          76,343

Merchant Bank credit card and ACH fees          17,842           1,952

                                               -------         -------

Total Direct Cost of Collections               455,174         146,846

No impairment charge expense against the carrying value of the collections portfolio inventory was recorded in the fiscal year ending September 30, 2010 based upon an analysis made by management. All portfolios of distressed debt have been reviewed and management believes the carrying value at September 30, 2010 is reasonable and fair in its presented valuation.

Direct labor costs of $325,833 attributed to approximately 72% of the total collection costs.  This $325,833 was a 426.8% increase over the fiscal year end 2009 of $76,343.  The increase is representative of approximately ten full-time equivalent employees. Our internal collections operations began in July, 2009 and represent just under three months of operations for the fiscal year ending September 30, 2009 while operating for the entire fiscal year ending September 30, 2010.


General and Administrative Expenses

General and administrative expenses were $380,403, for the twelve months ended September 30, 2010, an increase of 6.9% from the prior year of $355,633. These expenses for the fiscal year were principally for office occupancy, telephone charges, consulting costs ($254,731), management consulting fees ($90,000), accounting ($48,165), and legal fees ($4,900). Interest expenses decreased to $17,393 in the twelve months ended September 30, 2010 from $82,982 for the twelve months ended September 30, 2009.  Legal costs increased slightly to $4,900 for the year ended September 30, 2010 compared to $4,278 for the prior year.

The President's and management company (DCP) consulting fees for the year ended September 30, 2010 were a non-cash expense of $75,000 and the President did not draw any cash salary expense. Another Management consultant received $15,000 in fees in fiscal year ended September 30, 2010


Other Income and Expenses

Interest expense for the year ended September 30, 2010 was $17,393 compared to $82,982 for the year ended September 30, 2009, a decrease of $65,589. For the year ended September 30, 2010 $7,167 was expensed for interest on Bank line of credit loans and other notes payable, $6,470 was accrued for interest on loans payable to related parties and $3,756 was accrued for interest on defaulted convertible debentures.

For the year ended September 30, 2009, $15,707 in interest expense was accrued for defaulted convertible debentures, and $16,093 from related-party convertible notes. ISAC incurred new notes during the fiscal year to finance portfolio purchases and accrued $49,859 in interest for these notes. These notes have been retired. The Company incurred $1,323 in miscellaneous interest costs.

The Company discontinued recording interest expense due on previously non-converted and defaulted convertible debt obligations of the Company in the fourth quarter ended September 30, 2009 but continued recording interest expense on one defaulted debenture. The Company was not successful in converting this debt to equity shareholdings for two remaining debenture holders. The liability for these Debenture notes has been removed from our books as of September 30, 2010 and assumed by the indemnification agreement with Doubletree Liquidation Corporation. The Company does not have the cash liquidity to redeem these notes and the statute of limitation on these debts has been exceeded.

Loans to a related party were reduced by issuance of 573,000 shares of Preferred Common Stock during the fiscal year ended September 30, 2010 compared to 306,000 shares during fiscal year ended September 30, 2009  This had the effect of reducing our interest costs but increased our dividend expense for the fiscal years ended September 30, 2010 and 2009. The loans payable to a related party have an accrued annual rate of 12% and the Preferred Stock has an accrued dividend payable quarterly at an annual rate of 12%. Preferred stock dividend expense is not included in our reported Net Loss but is included in our net loss attributable to common shareholders. The table below summarizes our interest and dividend expense for the last two years.

                                             Fiscal year ended September 30,

                                                    2010           2009

Interest expense                                  $17,393        $82,982

Preferred Stock Dividend expense                 $140,183        $73,200

Summary Comments on Income and Expenses

A net operating loss of $592,446 was recorded for the fiscal year ended September 30, 2010. The net operating loss for the fiscal year ended September 30, 2009 was $580,709.

The Company anticipates higher operating expenses in future periods for our collection company. The direct costs of third party collections will continue to decrease. Additional expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and business operations in the in-house debt collection.


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

The Company received gross collections from its distressed debt portfolios of $123,620 for the fiscal year ended September 30, 2010 of which $71,298 was applied to reduce portfolio inventory and $52,322 was recorded as Finance Income revenue.. The Company is experiencing growth again in net collections due to debt portfolios acquired in 2008 and 2010. However, the Company will need additional sources of financing to sustain current level of operations and purchase additional portfolio inventory. The Company believes the higher quality of our new portfolio purchases plus the establishment of our in-house collection agency will improve our net collections next year.

As of September 30, 2010, the Company had current assets of $46,544 consisting of $41,512 in cash, $4,500 in prepaid expenses, and $532 in trade receivables due from its third party collector. At the same time, the Company had $213,795 in current liabilities consisting of $168,320 in accounts payable, $23,311 in notes payable, related party, current portion, $18,447 in credit lines payable, $3,379 in other notes payable current portion, and demand secured notes and interest payable to a related party of $338.  In 2009 the Company converted $522,173 and $37,827 in cash loan proceeds and accrued interest payable to an investor used to finance portfolio additions. The Company had a working capital deficit of $167,251 as of September 30, 2010 compared to $106,960 as of September 30, 2009. In 2010 the Company reclassified a $5,000 deposit with a vendor from Current Assets to Other Assets reducing our working capital defined as Current Assets less Current Liabilities.

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


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

Cash Flows and Expenditures

During the year ended September 30, 2010, the Company recorded $123,620 in gross collections on it's portfolios of which it reduced its inventory by $71,298 and recorded $52,322 in Finance Income revenue. Also it sold a portfolio for $23,057 and purchased portfolios totaling $48,321. It also received $163,689 in third party collection fees and $44,513 in Service Income and Other fees. Direct collections costs and related verification costs were $455,174. General and Administrative expenses increased 7% or $24,770 due to additional costs related to increased levels of staffing and support services from outside vendors.

During the year ended September 30, 2009, the Company recorded $173,548 in gross collections on Company owned portfolios, reducing its portfolio inventory. No revenue except for $4,746 in Third Party Collection Fees was recorded. Direct collections costs and related verification costs were $146,846. General and Administrative expenses were $355,633.

The Company currently utilizes outside collection agencies for the collection of the distressed debt receivables for accounts located in states requiring licensing where we are not currently licensed to operate and utilizes attorneys on a contingency basis to collect accounts requiring legal action.

The Company increased its Accounts Payable, wages and tax liabilities by $50,916 for the year ended September 30, 2010 compared to the prior fiscal year.

Long-Term Notes Payable increased by $67,265 for the fiscal year ended September 30, 2010 primarily to finance the purchase of debt portfolios. The current portion of these notes increased by $26,690 and the Company's bank credit lines payable increased by $10,516 for the same period.


Portfolio Data

The following table shows the Company's portfolio buying activity during the two years ended September 30, 2010 and 2009, including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value.

                                                 Year ended       Year ended

                                                  9/30/2010        9/30/2009

                                                  ----------        ---------

Beginning of Year Carrying Value:                 $ 314,423          487,971

Purchase Price Actual Cost (1):                 $    48,321                0

Sales of Portfolios                                 (23,057)               0

Impairment Write downs (3)                                0                0

Collections Reduction to Portfolio Value            (71,298)        (173,548)

                                                  ---------       ----------

End of Year Carrying Value:                         268,389          314,423

                                                  =========       ==========

Principal payments applied to inventory              71,298          173,548

Finance Income on Portfolios                         52,322                0

                                                   --------       ----------

Gross Collections on portfolios (2)                 123,620          173,548

                                                  ---------       ----------

Estimated Future Collection Values (4):            $369,109         $494,431

(1) Purchase price refers to the cost paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Capitalized expenses that may be added to the value of a purchased portfolio include such items as debtor verifications, letter campaigns, and legal fees associated with acquisition.  To date, no costs in addition to the purchase price have been capitalized.  Non-compliant refers to the contractual representations and warranties between the seller and the buyer. These representations and warranties from the sellers generally cover account holders' death or bankruptcy and accounts settled or disputed prior to sale. The seller has the option to replace or repurchase these accounts.

(2) Actual cash collections, net of third party recovery costs.

(3)   The Company uses the lower of cost or market in determining impairment of the portfolio values.  In addition, the Company will take an impairment charge in the carrying value of its portfolios if the actual recoveries fall short of expected recoveries or the Company determines that portions of the portfolio carrying value require a write down in value due to worthlessness of portions of the portfolio.  A portion of a portfolio may become worthless if it is determined that further collection efforts are prohibited by statute for such occurrences as bankruptcy or death making future collections and potential resale value on that portion valueless.

(4) Total estimated future collection values (EFCV) refers to management's estimate of the amount potentially remaining to be collected, including cash sales of portfolios over the next five years.  These values are determined by multiplying the ending inventory value for each portfolio by a factor determined through average collection success throughout the history of each portfolio.  This factor is an estimate that will change based on the type of debt being collected, current market conditions and the age of each portfolio.


Critical Accounting Policies

The Company utilizes the cost recovery method under guidance provided by FASB ASC 310 to determine income recognized on finance receivables. The Company determined we cannot reasonably estimate the timing of the cash flows from our portfolio receivables collections to effectively utilize the interest method of revenue recognition under FASB ASC 310. Under the cost recovery method of revenue recognition, the Company does not recognize revenue until our original investment cost in the portfolio has been recovered by gross collections less sales, write-offs and impairments. Once the portfolio is fully amortized we report gross collections received on principal as revenue. We will continue to obtain and use appropriate input data including monthly collection data and liquidation rates to evaluate our performance and project future cash flows from our portfolios of receivables.

Going Concern Consideration

The Company and its financial partner are no longer attempting to reach agreements to convert the remaining $200,000 in defaulted debenture notes and $192,801 in related accrued interest as of September 30, 2010 to common shares. These debentures and related accrued interest are classified as current liabilities and are offset by a corresponding receivable under the indemnification agreement between Doubletree Liquidation Corporation (DLC) and the company whereby DLC agreed to assume these and other certain liabilities of ISAI. The company's position is it is no longer directly liable for these notes except as a guarantor having sold the debt instruments to DLC through the indemnification agreement. One remaining officer, Bernard L. Brodkorb, is currently managing the Company. Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of ISA Internationale Inc. and its wholly owned subsidiaries, the notes thereto and Independent Auditors' Reports thereon required by this item are included herein indicated by the following index:

Item 8A Management's Responsibility Statement

The management of ISA International Inc. is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company, The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management's best estimates and judgments where appropriate. The Financial information presented throughout this Annual Report on Form 10-K or Form 10-K/A is consistent with that in the financial statements.

The management of ISA Internationale Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer


and effected by management and other personnel, management conducted an evaluation as of the end of the period covered by this report, of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). Based on the results of this evaluation management has concluded that internal control over financial reporting was not effective as of September 30, 2010. Management discovered significant deficiencies and material weaknesses in its internal controls.

Errors were discovered in the reporting of collection revenues and costs on our Company owned portfolios overstating income and expense. We have since changed our accounting procedures and policies to insure this type of error does not happen again.

Item 9A of this Annual Report on Form 10-K/A contains management's assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria. The Audit Committee of the Board of Directors, which consists of the CEO and President of the Company who is a qualified financial professional, conducts this evaluation

Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------26

Consolidated Balance Sheets as of September 30, 2010 and 2009---------27

Consolidated Statements of Operations for the twelve months ended

  September 30, 2010 and 2009-----------------------------------------28

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2010 and 2009 ----------------------------------29

Consolidated Statements of Cash Flows for the twelve months ended

  September 30, 2010 and 2009 ----------------------------------------30

Notes to Consolidated Financial Statements-------------------------31-41


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

As discussed in Note 11, the financial statements of ISA International, Inc. as of September 30, 2010, and for the year then ended have been restated to correct a misstatement.

/s/ De Joya Griffith & Company, LLC

Henderson, NV

January 13, 2011, except for Note 11, as to which is dated September 28, 2011


<table>

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

<c>                                                 <c>               <c>

                                                       (Audited)          (Audited)

                                                    Sept 30, 2010      Sept 30, 2009

ASSETS                                              --------------------------------

Current assets:

  Cash and cash equivalents                         $     10,449              10,955

  Restricted cash                                         31,063               6,590

  Trade receivables                                          532                 920

  Prepaid expenses                                         4,500                 723

                                                     ------------         -----------

Total current assets                                      46,544              19,188

Fixed assets, at cost less accumulated depreciation

  of $13,891 and $4,517, respectively                     50,161              24,814

Other assets:

  Finance contract receivables, net of collections       268,389             314,423

  Note receivable                                              -               7,600

  Deposits Long Term                                       5,000               5,000

  Other assets                                                 -                  30

                                                      -----------         ----------

 Total assets                                         $  370,094             371,055

                                                      ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable – trade, wages and taxes            $ 168,320             117,404

  Credit lines payable                                    18,447               7,932

  Notes payable other                                      3,379                   -

  Notes payable - Related Party                           23,311                   -

  Convertible notes payable - related party                  338                 812

                                                      -----------         ----------

Total current liabilities                                213,795             126,148

Long-Term Liabilities

  Notes payable Related Party                             54,676                   -

  Notes payable Other-Long term portion                   12,589                   -

                                                       ---------           ----------

Total Liabilities                                        281,060             126,148

                                                        --------           ----------

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

  September 30, 2010 and at September 30, 2009             2,400               2,400

 Additional paid-in capital                           10,386,150           9,809,451

 Treasury stock   1,250,000 shares                      (537,500)           (537,500)

 Accumulated deficit                                 (10,322,165)         (9,589,536)

                                                     -----------         -----------

 Total stockholders' equity                               89,034             244,907

                                                     -----------         -----------

 Total liabilities and stockholders' equity             $370,094             371,055

                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

</table>                               28


<table>

<caption>                         ISA INTERNATIONALE INC. and SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

<c>                                                 <c>                    <c>

                                                        (Audited)                (Audited)

                                                   Twelve Months Ended     Twelve Months Ended

                                                    September 30, 2010      September 30, 2009

                                                    -------------------     -------------------

Operating revenues

 Finance income                                  $           52,322               $         0

 Third party fee income                                     163,689                     4,746

 Service income and other                                    44,513                         0

                                                         -----------               -----------

     Total Operating Revenue                                260,524                     4,746

Operating expenses:

 Portfolio collection costs                                 455,174                   146,846

 General and administrative                                 380,403                   355,633

                                                        ------------              -----------

     Operating expenses                                     835,577                   502,478

                                                        ------------              -----------

     Operating loss                                        (575,053)                 (497,733)

Other income (expense):

 Interest income                                                   -                       6

 Interest expense                                           (17,393)                 (82,982)

                                                        ------------              -----------

Net loss                                                 $ (592,446)                (580,709)

                                                         ============              ===========

 Dividends to Preferred Shareholders                       (140,183)                 (73,200)

                                                         ============              ===========

Net loss attributable to common shareholders            $  (732,629)                (653,909)

Basic loss per share                                    $    (0.025)                  (0.024)

                                                         ============              ===========

Weighted Average common shares outstanding:

Basic                                                    23,999,612               23,999,612

                                                         ============             ===========

Dividends per share of common stock                            none                     none

Dividends per share of preferred stock                         0.09                     0.08

The accompanying notes are an integral part of these consolidated financial statements.

</table>

                                                 29


<table>

<caption>                                    ISA INTERNATIONALE INC. and SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

<c>                                   <c>        <c>     <c>          <c>      <c>         <c>         <c>        <c>

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

 $25 per share par value in exchange

for secured Debt to a related party    22,400   560,000                                                               560,000

Net loss                                                                                                  (580,709)  (580,709)

                              -----------------------------------------------------------------------------------------------

Balance September 30, 2009            938,400   560,092   23,999,612   $2,400  (537,500)   $9,809,451  $(9,589,536)  $244,907

                                 ============================================================================================

Indemnification agreement additional

 interest for debenture holders                                                                 3,756                  3,756

Preferred Stock Dividend to a

  Related party                                                                                           (140,183) (140,183)

Issuance of Preferred convertible

 stock, Par value $.0001 in exchange

 for secured debt to a related party  573,000        57                                       572,943                573,000

Net loss                                                                                                 (592,446)  (592,446)

                              -----------------------------------------------------------------------------------------------

Balance September 30, 2010          1,511,400   560,149   23,999,612   $2,400  (537,500)   10,386,150  (10,322,165)   89,034

                                 ============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

</table>                                                        30


<table>

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

<c>                                               <c>                   <c>

                                                  (AUDITED)             (AUDITED)

                                             Twelve Months Ended   Twelve Months Ended

                                              September 30, 2010    September 30, 2009

                                               ------------------    -----------------

Cash flows from operations:

Net loss                                            $  (592,446)           (580,709)

Adjustments to reconcile net loss from operations

  to cash flow used in operating activities:

  Depreciation and amortization                           9,404               2,030

  Reduction of debt receivable purchase price

   on gross collections received                         71,298             173,548

  Sales of debt receivable portfolios                    23,057                   0

  Interest on contributed capital                         3,756              15,707

Changes in assets and liabilities:

  Decrease in Trade account receivables                     388               1,090

  Decrease in note receivable                             7,600                  -

  Increase in Deposits and prepaid expenses              (3,777)             (5,723)

  Increase in Accounts payable and accrued expenses      50,916              20,600

  Increase in Accrued interest payable, related party         -              27,279

                                                     ----------            ----------

  Cash used in operations                              (429,804)           (346,178)

                                                     ----------            ----------

Cash flow from investing activities:

Debt receivables purchased                              (48,321)                  -

Purchase of fixed assets                                (34,722)            (23,830)

                                                     ----------              --------

Cash investing activities                               (83,043)            (23,830)

                                                    -----------            ----------

Cash flows from financing activities

 Proceeds from bank line of credit                       38,756              38,659

 Payments  for bank line of credit                      (28,240)            (30,727)

 Proceeds from notes payable, related party              93,955             120,613

 Proceeds from convertible debt issued to

       related party                                       (474)                  0

 Net Proceeds from Issuance of convertible debt         432,817             232,697

                                                      ----------            ----------

 Cash provided by financing activities                  536,814             361,242

                                                     ----------            ----------

Net increase (decrease) in cash and cash equivalents     23,967              (8,766)

Cash and cash equivalents, beginning of period           17,545              26,311

                                                     ----------             ----------

Cash and cash equivalents, end of period                 41,512              17,545

                                                     ==========            ==========

Interest paid                                            17,393              82,982

Non-cash investing in financing transactions:

  Payment of secured loans and accrued interest with

   Preferred stock to related party                     573,000             306,000

  Accrued stock dividend expense                       (140,183)            (73,200)

  Payment of convertible debt and accrued interest

   thereon with preferred stock in ISAC to related party      -             560,000

  Additional paid in capital for indemnification

   agreement                                              3,756              15,707

                                                      ----------           ----------

Total non-cash transactions                         $   436,573           $ 808,507

                                                     ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

</table>

                                           31


ISA INTERNATIONALE INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (Audited)

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAI") is a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables.

Originally incorporated in 1989, under the laws of the State of Delaware under a former name, ISAI became a reporting publicly held corporation on November 15, 1999. The Company was inactive operationally for some time prior to its May 8, 1998 recapitalization through an acquisition of Internationale Shopping Alliance Incorporated ("Internationale") pursuant to a reverse merger agreement dated April 23, 1998. Upon consummation of the merger, Internationale became a wholly owned subsidiary of the Company. During 2000, the Company sold its International Strategic Assets, Inc. subsidiary and discontinued the operations of its ShoptropolisTV.com subsidiary in 2001. Between December 2000 and through May 2005, the Company was operationally dormant and was actively reorganizing its financial affairs with assistance from it's related financial partner, Doubletree Capital Partners LLC. Since 2005 it has changed its direction to debt collection in the financial services industry.

These consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), and its wholly owned subsidiary, ISA Acceptance Corporation..

The Company accounts for its debt receivables revenue under the guidance of FASB ASC 310 utilizing the optional method commonly referred to as the "cost recovery method" for revenue recognition under which no revenue is recognized until the original investment cost has been recovered less adjustments for buy-backs, impairments, write-offs, and sales of portfolios.

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

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buy-back funds are simply applied against the debt receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. The Company has concluded its amortized costs are not in excess of fair market value. Therefore, no impairment for the finance receivables was needed at September 30, 2010.


The principal parties of Doubletree Capital Partners, Inc. (DCP) have lending arrangements with ISAT, as promulgated by and between DCP and the past board of directors and officers of the company who have subsequently resigned their positions throughout the years 2000 and 2001.  The financial company is owned by two individuals, one of which is ISAT's current President, CEO and Chairman of the Board of Directors. The two principals advance funds as deemed necessary from other entities they control and the balance is listed as a Loan Payable to Related Parties. If surplus funds are available the Loan is reduced. The loan of $425,873, accrued preferred stock dividends to DCP of $140,183 and accrued interest of $6,470 to DCP have been repaid by the issuance of 573,000 Convertible Preferred Shares in ISAT that pay a 12% per annum dividend accrued and added to the DCP Loan account.  During the fiscal year ended September 30, 2010 573,000 preferred shares, par value $.0001, were issued to DCP valued at $1.00 per share. The DCP loan account had a balance due of $338 at the end of September 30, 2010.

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. The loan accrues interest at the rate of 11% per annum. No interest or principal payments have been made toward the loan.

C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The loans accrue interest at the rate of 11% per annum. No interest or principal payments have been made toward the loan. All of the above loans are distributed on the balance sheet between current and long-term portion.

1.b) PRESENTATION

The Consolidated Balance Sheet at September 30, 2010 and 2009 combine the balance sheets of the two subsidiary companies with the parent company, condenses small related accounts, and eliminates offsetting intercompany balances and offsetting contra accounts.

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

1.d) STOCK BASED COMPENSATION AT FAIR VALUE

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


1.e) REVENUE RECOGNITION

Portfolio collection revenue is recognized based on FASB ASC 310 using the "Cost Recovery Method" under which profits are only recognized after the initial investment cost has been recovered.

The Company offers third party collection services for our Clients collecting their receivables for a percentage fee of gross collections. Currently we specialize in medical debt collections but also collect delinquent credit card and loan balances for individuals and businesses. We recognize revenue based on the fees generated by actual collections for the month. Some types of collections may have a higher percentage fee than the normal rate. Fee income is invoiced to our Clients every month for the month collections and booked in the month it is collected. Funds received are held in a trust account until disbursed to the client and our Company per contractual agreement. We are a licensed and bonded collection agency.

1.f) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short term investments with an initial maturity of three months or less to be cash or cash equivalents. Restricted cash is the amount held in trust owed to our third party clients for collections on their accounts net of our fees.

The Company reclassified $6,590 of Cash and cash equivalents to Restricted Cash on the Balance Sheet as of September 30, 2009 to conform to current presentation. The reclassification had no effect on the Company’s financial condition, results of operation, or cash flows.

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


This standard does not require any new fair value measurement, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-

performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described as:

     Level 1: Quoted Market prices in Active Markets

inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

     Level 2: Significant Observable Inputs

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

     Level 3: Significant Unobservable Inputs

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


Fair value measurements of our finance receivables are presented in the following table:

Fair Value Measurements as of September 30, 2010 Using:

                        Level 1        Level 2         Level 3      Total

Assets

Finance receivables                                    268,389   $ 268,389

Total Assets                                           268,389     268,389

Liabilities                                               0              0

Total Liabilities                                         0              0

Fair Value Measurements as of September 30, 2009 Using:

                        Level 1        Level 2         Level 3      Total

Assets

Finance receivables                                    314,423   $ 314,423

Total Assets                                           314,423     314,423

Liabilities                                               0              0

Total Liabilities                                         0              0

The following table is a reconciliation of changes in the net fair value of financed receivables which are classified as level 3 in the hierarchy.

                                                       2010       2009

                                                     -------    -------

Balance as of October 1                              314,423    487,972

Purchases of Portfolios                               48,321          0

Sales of Portfolios                                  (23,057)         0

Gross Collections applied to inventory               (71,298)  (173,549)

Impairment write downs of receivables                      0          0

                                                     -------- ----------

Balance as of September 30,                          268,389    314,423

The Company records purchased receivables at actual cost, which represents a significant discount from the contractual receivable balances due called face value or principal due.  The Company computes estimated fair value of these receivables using proprietary pricing models that the Company utilizes in making portfolio purchase decisions.

1.k) NEW ACCOUNTING PRONOUNCEMENTS

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


(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past two years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $10,322,165 at September 30, 2010. The net loss for the twelve month period ended September 30, 2010 was $592,446 which increased by $11,737 from the $580,709 loss incurred for the year ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2010         2009

                                           ---------        ---------

 Computed "expected" tax benefit                34.0%        34.0%

 State income tax, net of federal benefit        3.8%         3.8%

 Change in valuation allowance                 (37.8%)      (37.8%)

                                           ---------        -------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2009 and September 30, 2008 is presented below:

Tax Year ended September 30,                     2010         2009

                                             ----------     ---------

Deferred tax assets:

Net operating loss carry forward           $ 3,004,629     2,780,607

Start up costs                                    -                -

Other                                             -                -

                                            ----------     ---------

Total gross deferred tax assets            $ 3,004,629     2,780,607

Valuation allowance                         (3,004,629)   (2,780,607)

                                           -----------    ----------

Net deferred tax assets                    $       --     $     --

                                           ===========    ==========


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

For the period ended September 30, 2010, the Company reported a net operating tax loss carry-forward of approximately $7,949,193. The federal net operating loss carry-forward begins to expire in the year 2011.

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

As of September 30, 2008, the Company had issued 610,000 12% Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans and accumulated interest payable valued at $1.00 per share. The preferred stock was convertible into 6,100,000 common shares at the rate of 10 common shares for each preferred share outstanding at September 30, 2008. This was revised in the fiscal year ended September 30, 2009. The preferred shares can be converted to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party.

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


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

In 2009, the Company removed from its books $150,000 of defaulted debentures and its related interest. After the Indemnification Agreement expired (see note 6) legal consul for the Company stated the liability could be removed from the books due to state statute of limitations laws.


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

(6.) OTHER RELATED PARTY TRANSACTIONS

Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the four years from June 30, 2004. The Company has deemed the value of the transaction on that date to be $329,714 based upon the consideration given to DLC in the indemnification agreement consisting of $200,000 in defaulted convertible debentures, $44,000 in accounts payable for discontinued operations, and $85,714 in accrued interest.

In 2009, after the expiration of the Indemnification Agreement, legal consul for the Company advised the Company could remove the defaulted convertible debenture debt of $150,000 and related accrued interest that had been offset with contra-accounts from our balance sheets. An obligation of $20,000 was removed in September 2004 because DLC settled the liability on behalf of the Company. Another obligation of $24,000 was removed in December 2007 due to the expiration of the statute of limitations.

The remaining unpaid liabilities on the balance sheet are one defaulted convertible debenture loan payable in the amount of $50,000 at September 30, 2010 and accrued interest on that note for $23,275 offset by the contra-indemnification receivable accounts. The following is summary of the presentation of these liabilities in the Balance Sheet at September 30, 2010:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $       0

  Less, contra-indemnification of convertible

          Debenture payable                         (50,000)             0

  Defaulted accrued interest payable                 23,275              0

  Less, contra-indemnification receivable           (23,275)             0

                                                  ---------      ---------

  Net Balances at September 30, 2010:             $       0      $       0

                                                  =========      =========

The Company believes that beyond the $73,275 referred to above, there will be no additional charge or exposure for past liabilities, contingent or otherwise to the Company and if any do occur, they will be the responsibility of DLC in accordance with their guarantee to the Company as enumerated in the Indemnification Agreement.


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

Fixed assets and accumulated depreciation consists of the following at:

                                           September 30,     September 30,

                                               2010               2009

                                            -----------       -----------

Automobile, at cost                           $ 18,505        $       0

  Less accumulated depreciation                 (2,775)               0

Computer equipment, at cost                     45,547           29,330

  Less accumulated depreciation                (11,116)          (4,516)

                                               --------        ---------

Net fixed assets                              $ 50,161        $  24,814

                                               -------        ----------

Depreciation expense                          $ 9,404        $   2,030

(8.) CREDIT LINES PAYABLE

During the year ended September 30, 2010, the Company received $36,756 in loan proceeds and interest charges and paid back $28,240 in loan payments for its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President. The Company owed $18,447 in bank credit lines payable at the end of September 30, 2010 and $7,932 at the end of September 30, 2009. Credit lines payable increased by $10,516 for the fiscal year ended September 30, 2010 over the prior year.

(9.) COMMITMENTS

On July 22, 2009 the Company entered into a contract to license web based collection software and services from an outside software vendor. This software license agreement required a 24 month term commitment and a $5,000 deposit. Currently our license requires a monthly payment of $4,500 with a remaining obligation of $45,000 to be paid over the remaining term of the agreement as of September 30, 2010 less a $5,000 deposit.

(10.) OTHER NOTES PAYABLE

The Company incurred additional Notes Payable during the Fiscal year ended September 30, 2010. An officer of the Company loaned the Company $25,008 to purchase a debt receivable portfolio on January 25, 2010. This 24 month note pays 11% interest, and requires monthly payments of $1,156. As of September 30, 2010, no payments have been made on this note, however it is not considered to be in default. Interest amounting to $1,894 has been added to a principal balance due of $26,902.


ISA Financial Services, Inc. signed a note with US Bank on January 14, 2010 in the amount of $18,125 at 5.11% interest to purchase an automobile which is used as collateral for the loan. The note is personally guaranteed by an officer of the Corporation. ISAF is current on the payments of this loan with a principal balance due of $15,968.

A related party investor loaned ISAF $25,000 on June 25, 2010 and $25,000 on August 3, 2010. The notes each have a 24 month term and pay 11% interest. No payments have been made on these notes and interest has been accrued. They are classified as long term. The current balance is $51,085

The following table presents the Notes Payable broken out between the current portion and the long-term portions due as of September 30, 2010. There are three notes that total $93,955 in principal and interest with $26,690 being the current portion and $67, 265 the long term portion due.

                                        Current    Long-term    Total

Note 1 Other Note Payable                3,379      12,589     15,968

Note 2 Note Payable Related Party       23,311       3,591     26,902

Note 3 Note Payable Related Party                   51,085     51,085

                                       -------     --------   --------

                                        26,690      67,265     93,955

(11.) RESTATEMENT FOR THE YEAR ENDED SEPTEMBER 30, 2010

The table below summarizes the changes to our operating income reported in our amended financial reports from the original 10-K filed.

BALANCE SHEET

                                          FY 2010      FY 2010     10K/A

                                          REVISED      ORIGINAL  VARIANCE

                                         09/30/2010    09/30/2010

Finance contract receivables, net       $ 268,389     $ 280,810   (12,421)

                                          -------       -------    ------

Total assets

370,094       382,515   (12,421)

Accounts payable – trade and taxes        168,320       163,820     4,500

                                          -------       -------    ------

Total current liabilities                 213,795       209,295     4,500

STATEMENT OF OPERATIONS

                                          FY 2010      FY 2010     10K/A

                                          REVISED      ORIGINAL  VARIANCE

                                         09/30/2010    09/30/2010

Income on Company owned portfolios      $  52,322       138,427   (86,105)

Third party collection fees               163,689       163,689         0

Service fees and other income              44,513        44,513         0

                                          -------       -------    ------

Total Operating Income                    260,524       346,629   (86,105)

Finance income on Company owned portfolios reported in our revised Form 10-K/A filing was reduced by the amount of $86,105 to correct for collections on portfolios booked as revenue not exceeding cost and therefore should have been recorded as a reduction to inventory. A corresponding correction was made reducing Cost of Collections booked.


(12.) SUBSEQUENT EVENTS

A subsidiary company was served a Summons and Limited Civil Complaint from a legal firm in California for breach of contract regarding unpaid legal invoices for work performed on a contract to collect accounts owned by the subsidiary company in the amount of $12,160.33. This amount due has already been recorded on the books of the Company and the Company expects the financial impact of this suit will not have a material effect on the financial results presented in this Form 10-K/A report.

The Company received a letter of inquiry from the SEC Division of Corporation Finance on March 2, 2011 concerning questions regarding the filing of our Annual Report on Form 10-K for the year ended September 30, 2010 on January 13, 2011. The Company responded to the SEC with a Correspondence filing on April 6, 2011.

The Company also filed Form 8-K containing section 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on April 1, 2011. This Form 10-Q/A report has also been amended to respond to comments by the SEC regarding items needing additional or revised discussion by management.

On May 25, 2011 we responded to the second SEC letter of inquiry dated April 27, 2011 concerning additional comments and questions about our annual filing and our original correspondence response letter to the SEC dated April 6, 2011.

On June 7, 2011 the Company received a subsequent response to our letter of May 25, 2011. We are concurrently preparing a response to the SEC to be submitted within ten business days of the date of the letter.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None


Item 9A. CONTROLS AND PROCEDURES

(a) Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

ISA International Inc., under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934).

Based on this evaluation done during March 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the Company's disclosure controls and procedures were not effective due to material weaknesses in its disclosure controls over financial reporting as of the end of the period covered by this annual report on Form 10-K/A.

(b) Management's Annual Report on Internal Control Over Financial Reporting

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

Based on the results of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our controls were not effective.

Material weaknesses and errors were discovered in the reporting of collection revenues and costs on our Company owned portfolios overstating income and expense. Our required procedures to review accounting functions were improperly managed. The procedures were in place but were not always adhered to by management and accounting personnel.

As a result of these material weaknesses, the Company financial reports contained in our original 10-K submission for the period ended September 30, 2010 contained errors overstating the reporting of Gross collections revenues and Cost of Collections expense on our Company owned portfolios using the cost recovery method. There were no errors in the reporting of our other sources of revenue or General and Administrative Expenses. The net result after correcting these errors produced a negative adjustment to our net operating income of $12,423. Another correction was to record a legal settlement expense accrued for $4,500 as of September 30, 2011.  This amount had been paid in the quarter ended December 31, 2011.  This expense was incorrectly reported on September 30, 2011, as a subsequent event.

                                       44


This Report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the Company to provide only the management report in this report.

Changes in Internal Control over Financial Reporting

The Company has made significant changes in the Company's internal control over financial reporting subsequent to the Company's fourth fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on the results of an internal audit in March 2011, the Company has changed its accounting procedures to reduce the likelihood of errors occurring in the reporting of collection revenues and expenses on our own portfolios.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our disclosure controls and procedures or our internal controls over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements, fraud and material error. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation. The design of any system of controls is based on certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.  OTHER INFORMATION

None


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


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


Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2010 and 2009, non cash compensation was paid to executive officers or directors through the related party financial company Doubletree Capital Partners, Inc.

The following table sets forth information on the remuneration of our chief executive officer during any part of our last two fiscal years, including non cash compensation. No cash compensation was paid.



<caption>

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION

-------------------------------------------------------------------------------------------------

                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION

<c>      <c>      <c>       <c>        <c>       <c>            <c>          <c>      <c>

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

-------------------------------------------------------------------------------------------------</table>

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

No additional Director compensation has been authorized for services for the period from October 1, 2009 through September 30, 2010, and through the date of this 10-K/A report filing.

Stock Options Granted for Compensation

As of September 30, 2010, all stock options had expired and are no longer outstanding. None of the stock options granted has ever been exercised.


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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AMD DIRECTOR INDEPENDENCE

Recent transactions:

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


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


ISA INTERNATIONALE INC.

FORM 10-K/A  INDEX TO EXHIBITS

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

10.2     Indemnification Agreement between ISA Internationale Inc. and Doubletree Liquidation Corporation., a Minnesota corporation.

31.1     Rule 13a-14(a) Certification of Chief Executive Officer relating to the Registrant's Annual report on Form 10-K/A for the year ended September 30, 2010.

32     Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K/A for the year ended September 30, 2010.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.

ISA INTERNATIONALE INC.

/s/Bernard L. Brodkorb

By Bernard L. Brodkorb                                    September 29, 2011

   President, Chief Executive Officer, and Director

End of Report