Form 10-Q/A
period 2010-12-31
ISA INTERNATIONALE INC
filed 2011-09-29
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q/A

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

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                             Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our quarterly report for the period ended December 31, 2010 is being filed to correct errors in the revenues and costs reported in our Form 10-K annual report filed with the Securities and Exchange Commission on January 14, 2011. These errors were discovered in a subsequent internal audit in March 2011. Corrections were made in the Company's financial records for the fiscal year ended September 30, 2010 to reduce Finance Income and Collection Costs on our Company owned portfolio of receivables. Correspondingly, the balance sheet item for Finance Contract Receivables was reduced $12,423. The Company also accrued a legal settlement payable for $4,500 into the fourth quarter ended September 30, 2010 previously expensed in the first quarter ended December 31, 2010 when it was paid. The consolidated financial statements and notes to the financial statements in this report have been changed and commentary updated to reflect this correction.

Corrections to income include separating Finance Income and Third Party Collections previously reported as a combined amount. Total Income reported on the original Form 10-K filed was $346,629 compared to $260,524 on the amended Form 10-K/A. Collection Costs were reduced by $69,182 for the same period. The change in the net loss reported for the year was an increase of $16,923.

The Company received a letter of inquiry from the SEC Division of Corporation Finance on March 2, 2011 concerning questions regarding the filing of our Annual Report on Form 10-K for the year ended September 30, 2010 on January 14, 2011. The Company responded to the SEC with a Correspondence filing on April 6, 2010 and also filed Form 8-K containing section 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on April 1, 2011. This report has also been amended to respond to comments by the SEC regarding items needing additional clarification or revised Management's Discussion and Analysis. Refer to Note 10 Subsequent Events for more details and events.


                            ISA INTERNATIONALE INC.

                                 FORM 10-Q/A

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


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


<table> <caption>

                              ISA INTERNATIONALE INC.

                            CONSOLIDATED BALANCE SHEETS

<c>                                                  <c>              <c>

                                                   December 31,2010 September 30,2010

                                                           (Unaudited)     (Unaudited)

                    ASSETS                              -------------------------------

Current Assets:

   Cash and cash equivalents                              $       360      $   10,449

   Restricted cash                                             14,370          31,063

   Trade Receivables                                              558             532

   Prepaid expenses                                                 -           4,500

                                                         ------------       ---------

Total current assets                                    15,288          46,544

Fixed Assets

   Fixed assets at cost less depreciation                      47,792          50,161

                                                         ------------       ---------

       Total fixed assets                                      47,792          50,161

Other Assets:

   Finance contract receivables, net of collections           270,545         268,389

   Deposits - Long term                                         5,000           5,000

                                                         ------------       ---------

    Total other assets                                        275,545         273,389

                                                         ------------       ---------

Total assets                                                $ 338,625      $  370,094

                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade and taxes                     $   140,249       $ 168,320

   Credit lines payable                                        19,019          18,447

   Notes payable other - current portion                        3,422           3,379

   Notes payable related party - current portion               29,921          23,311

   Convertible notes payable - related party                      304             338

                                                         ------------       ---------

   Total current liabilities                                  192,915         213,795

Long Term Liabilities

   Notes payable other - long term portion                     11,688          12,589

   Notes payable - related party long term portion             48,754          54,676

                                                           ------------      ---------

Total liabilities                                             253,357         281,060

                                                          ------------    ------------

Stockholders' equity:

   Preferred 12% cumulative convertible stock, par value $.0001

     30,000,000 shares authorized, 1,657,000 shares

     issued and outstanding at December 31, 2010 , 1,489,000

     shares issued and outstanding at September 30, 2010          166             149

   Preferred ISA Acceptance Corporation, par value $25

     50,000 shares authorized, 22,400 shares issued and outstanding

     at December 31, 2010 and at September 30, 2010           560,000         560,000

   Common stock, $.0001 par value, 300,000,000 shares authorized;

     23,999,612 shares issued and outstanding at

     December, 2010 and at September 30, 2010                   2,400           2,400

   Additional paid-in capital                              10,554,133      10,386,150

   Accumulated deficit                                    (10,493,931)    (10,322,165)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity                                  85,268          89,034

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $ 338,625       $ 370,094

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

</table>                               5

<table>

<caption>

                                  ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

<c>                                <c>             <c>        <c>          <c>

                                                               Three Months Ended

                                                             December 31,  December 31,

                                                                 2010          2009

                                                            ---------------------------

Operating revenue:

 Financing income                                                $  1,526    $      -

 Third party collections                                           33,064      14,025

 Other collection fees                                             16,010       8,120

                                                                  -------    --------

  Total operating revenue                                          50,600      22,145

Operating expenses:

 Portfolio collection costs                                        86,665      89,867

 General and administrative                                        87,115     110,247

                                                                 --------     --------

  Operating expenses                                              173,780     200,114

                                                                 --------     ---------

  Operating loss                                                 (123,180)   (177,969)

Other expenses

    Interest expense                                               (3,548)     (4,481)

                                                                 ---------    --------

Net loss                                                         (126,728)   (182,450)

Dividends to preferred stockholders                               (45,038)    (27,706)

                                                                 ---------    --------

Net loss attributable to common stockholders                    $(171,766)  $(210,156)

                                                                 =========   =========

Basic loss per share                                             $ (0.01)  $  (0.01)

                                                                 =========   =========

Weighted average common

Shares outstanding: Basic                                      23,999,612   23,999,612

                                                               ==========   ==========

Dividends per share of common stock                                none         none

Dividends per share of preferred stock                            $0.03        $0.03

The accompanying notes are an integral part of these consolidated financial statements.

</table>

<table>

<caption>

                                   ISA INTERNATIONALE INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

<c>                                               <c>               <c>

                                                   Three Months       Three Months

                                                       Ended              Ended

                                                 December 31, 2010  December 31, 2009

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net loss                                             $ (126,728)        $ (182,450)

  Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                            2,369              1,454

  Reduction of debt receivable purchase price

    due to gross collections received                     10,542             16,860

  Interest contributed to capital                              0              1,512

 Changes in operating assets and liabilities:

  (Increase) decrease in Trade receivables                   (26)               214

  (Increase) decrease in prepaid expenses                  4,500                197

  Increase in accounts payable and accrued expenses      (28,071)             4,141

                                                        ----------         ----------

     Cash used in operating activities                  (137,414)          (158,072)

Cash flows from investing activities:

  Purchase of debt receivables                           (12,699)               -

  Purchase of fixed assets                                     -             (2,068)

  Proceeds from note receivable                                -              7,600

                                                        ----------         ---------

    Cash used by investing activities                    (12,699)             5,532

Cash flows from financing activities:

  Proceeds from bank lines of credit                       3,446             11,290

  Payments for bank lines of credit                       (2,874)            (1,898)

  (Payments) proceeds from convertible notes

     payable - related party                                 (34)                 -

  Proceeds from notes payable - related party               (170)               187

  Proceeds from issuance of Preferred Stock              168,000            175,000

  Preferred stock dividend                               (45,037)           (27,706)

                                                       ----------          ----------

  Cash provided by financing activities                  123,331            156,873

                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents         (26,782)             4,333

Cash at beginning of period                               41,512             17,545

                                                       ----------          ----------

Cash and cash equivalents at end of period            $   14,730          $  21,878

                                                       ==========          ==========

Non-cash investing in financing transactions:

 Additional paid in capital to related party

    for indemnification agreement                     $                   $   1,512

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

The Company believes the remaining portfolio debt receivable carrying costs of $270,545 will be recovered by the Company from future gross collections to be received over the next 60 months commencing from January 1, 2011 and forward or sale of the portfolios. The Company cannot guarantee all of the remaining receivable costs can be recovered due to the aging and future write-offs of the receivables.

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

Changes in company owned portfolio debt receivables for the quarter ended December 31, 2010:

  Balance at beginning of period, September 30, 2010           $ 268,389

  Acquisition of debt receivables                                 12,699

  Sale of debt receivables                                             0

  Cash collections applied to principal                          (10,543)

                                                        -----------------

  Balance at the end of the period, December 31, 2010      $     270,545

                                                       =================

  Estimated Remaining Collections ("ERC")(Unaudited)       * $   363,287.

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

The cost recovery revenue recognized on debt receivables in the amount of $1,526 was for the three months ended December 31, 2010 and recorded other service fees of $16,010. Also we had income from our third party collections operations of $33,064 for a total income of $50,600. This compares to a total income from the three months ended December 31, 2009 of $22,145 from third party collections fees and other service fees.

Note 2  LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,493,931 at December 31, 2010. The net loss for the three month period ended December 31, 2010 from operating activities was $126,728 compared to a net loss of $182,450 for the same period last year. The Company issued $168,000 in Convertible Preferred Stock to convert loans payable to a related party to finance continuing operations for the three month period. As of December 31, 2010, the Company had a principal balance due of $78,675 in Notes payable to finance portfolio purchases to related parties and $15,110 in a bank note payable. The Company issued $168,000 in face value Preferred Stock in a subsidiary to a related party investor to redeem the Notes payable plus accrued interest and additional capital contribution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Reclassifications:

The Company reclassified $8,120 of Third party collections to Other collection fees on the Statement of Operations for the three months ended December 31, 2009 to conform to current presentation. The reclassification had no effect on the Company’s financial condition, results of operation, or cash flows.


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


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


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

Note 7 Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent) that may arise during the four years from June 30, 2004. The Company deemed the value of the transaction to be $368,045 based upon the consideration given to the Company in the indemnification agreement. The agreement may be referenced as an exhibit to our revised Form 10-K/A filing for the year ended September 30, 2010                                      13


The four years of the agreement have expired, however DLC endeavored to bring to a conclusion the settlement of prior operation's liabilities. The remaining unpaid liabilities can be summarized as one defaulted convertible debenture totaling $50,000 along with the accrued interest offset by a contra-indemnification receivable account.

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

For the three month period ended December 31, 2010 an entity owned by one of the Company's stockholders loaned $66,500 to the Company.  These advances were included in the $106,087 added to the Notes Payable Related Party account for the financial management company. Purchases of portfolios and higher collection costs due to expanded collection operations contributed to the additional capital loan requirements.


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


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


Between December 2000 and through May 2005, the Company was operationally dormant and was actively reorganizing its financial affairs and actively seeking merger or acquisition candidates offering growth and profit potential for its shareholders.

On May 11, 2005, the Company, through its wholly owned subsidiary, ISA Financial Services, Inc. (formerly named ISA Acquisition Corporation), purchased $36,097,726 of portfolio debt receivables and commenced operations in the troubled debt collection business. Upon a detailed examination of the individual debts and accounts purchased, the Company determined that it should receive replacement debt receivables from the Seller companies due to substitutions and replacement debt considered to be non-collectible, as determined by the Company prior to September 30, 2005. Accordingly, the Company was given and did receive additional consumer debt receivables considered to be replacement debt in the additional net amount of $7,635,274 bringing the total consumer debt receivable purchase to $43,733,000 as of September 30, 2005.

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

In 2009 and 2010, the Company, through its subsidiary companies, further developed its in-house capabilities to collect debt portfolios in addition to using a network of Attorneys and third party collection agents. Our staff includes a Corporate Officer who supervises our collections operations, a Staff Accountant, an Office Administrative Assistant and six collectors in collection operations.

Currently, the Company considers itself to be operational but still in a period of financial and structural reorganization. After successful completion of its reorganization efforts, ISAI plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity.


Results of Operations for the three months ended December 31, 2010 and 2009.

Sales and Gross Profit

The Company recorded $33,064 in Third Party collection fee revenue, $16,010 in service fee income and $1,526 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended December 31, 2010. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts applied to principal from the debt portfolios in the amount of $9,977 were collected in the three months ended December 31, 2010 and $566 in portfolio buybacks. $1,526 has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Funds applied to principal received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses include collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $86,665 comparable to $89,867 for the three months ended December 31, 2009. General and administrative expenses were $87,115 for the three months ended December 31, 2010 compared to $110,247 for three months ended December 31, 2009. The reduction was due to reduced overhead expenses for administrative personnel. Interest expense for the three months ended December 31, 2010 totaled $3,548 compared to $4,481 for the three month period ended December 31, 2009 due to reduction in debenture interest accrued and conversion of short term debt to Preferred Stock which pays a dividend.

Additional expenses are being incurred for interest, office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.


Liquidity and Capital Resources

As of December 31, 2010, the Company had total assets of $338,625 consisting of $14,729 in cash, $558 in trade receivables, $47,792 in office equipment, furniture, and vehicles net of depreciation, $270,545 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $192,915 in current liabilities consisting of $140,249 in accounts payable and accrued expenses, bank credit lines payable totaled $19,019, $3,422 in notes payable other-current portion, $29,921 in notes payable to a related party current portion, $304 in convertible notes payable related party. Total liabilities as of December 31, 2010 were $253,357.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2010 of $10,493,931. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,493,931 at December 31, 2010. The net loss for the three month period ended December 31, 2010 was $126,728 before the dividend to Preferred Shareholders is declared. The Company currently owes $140,249 for trade accounts payable and tax liabilities, $29,921 for the current portion of notes payable to related parties, and $304 for a convertible note payable to a related third party investment company. Bank credit lines as of December 31, 2010 had a balance due of $15,110. Long Term liabilities amounting to $60,442 include bank loans and loans from related parties . The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $22,518 in accrued interest offset by a contra account for a net balance of $0 as of December 31, 2010. The Company has stopped making interest accruals on these debentures. No cash interest or principal payments were ever made by the Company on the remaining debentures to the debenture holders.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.


ITEM 4T. CONTROLS AND PROCEDURES

4.1 Evaluation of Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2010, the Company's disclosure controls and procedures were not effective.

Material weaknesses were discovered that indicated that proper internal financial reporting and review procedures were not being followed by management and accounting staff which then resulted in reporting errors in the Company's financial records for the quarterly period covered by this report that required restatement in this amended report.

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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of December 31, 2010, our controls were not effective.

4.2 Changes in Internal Controls

Since the reevaluation was completed in March 2011 there have been significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The required restatement of the financial statements and notes to the financial statements for the periods covered by this quarterly report ended December 31, 2011 have incorporated corrective procedures to improve controls on financial reporting implemented as a result of our internal audit.


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

  No reports were filed during the quarter covered by this report.


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

      Date: September 29, 2011

End of report