Form 10-K
period 2011-09-30
ISA INTERNATIONALE INC
filed 2012-02-16
CIK 1095133

                             UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal year ended September 30, 2011.

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

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was approximately $159,061 as of February 14, 2012 based upon the average bid price of $.07 per share as reported on the OTC Bulletin Board Exchange.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of February 16, 2012, the registrant had 23,999,612 shares of common stock issued and outstanding.

As of February 16, 2012 the registrant had 1,781,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001, convertible into common shares at the rate of 10 common shares for each preferred share for a total of 17,810,000 common shares or an exchange common price of $.10 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company, except that from April 1, 2011 and forward, all dividend payments of preferred stock have been suspended by the Company.

                             TABLE OF CONTENTS

                                                                       Page

                                  PART I

Item 1.  Business                                                         4

Item 1A. Risk Factors                                                     7

Item 2.  Description of Property                                         14

Item 3.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15

Item 6.  Selected Financial Data                                         18

Item 7.  Management's Discussion and Analysis                            19

Item 7A  Quantitative and Qualitative Disclosures About Market Risk   26-27

Item 8.  Financial Statements and Supplementary Data                     27

           Index to Audited Financial Statements                         27

           Report of Independent Registered Public Accounting Firm       28

           Consolidated Financial Statements                          29-32

           Notes to Consolidated Financial Statements                 33-44

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                      44

Item 9A. Controls and Procedures                                      45-46

Item 9B. Other Information                                               46

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Governance      47-48

Item 11. Executive Compensation                                          49

Item 12. Security Ownership of Certain Beneficial Owners

           and Management and Related Stockholder Matters                50

Item 13. Certain Relationships and Related Transactions                  51

Item 14. Principal Accounting Fees and Services                          52

                                   PART IV

Item 15. Exhibits                                                     52-53

         Index to Exhibits, Form 10-K                                    54

         Signatures                                                      54

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

Credit Industry Trends

According to the U.S. Federal Reserve Board, the total outstanding consumer credit balance increased 103% in the 10 years from $1.222 trillion at August 1997 to $2.588 trillion at September 2008. Then, total consumer credit outstanding peaked in the fourth quarter of 2008 at $2.592 trillion. During 2010 total consumer credit outstanding decreased 1.7% and increased at an annual rate of 2.2% in the first quarter of 2011. In the second and third quarters of 2011 consumer credit increased 3.5% and 1.2% respectively. Consumer credit totals increased 3.4% in September and 3.7% October 2011 reversing a downward trend since 2009. During 2010, revolving credit decreased at an annual rate of 7.5% and non-revolving credit increased at an annual rate of 1.5%. The 2008 to 2010 recession has had a significant impact on the amount and quality of the revolving consumer and commercial debt outstanding directly affecting our industry. Not only has it reduced the supply of receivables to collect, it has also made those receivables more difficult to collect due to declining income levels of consumers and reduced profits for businesses.

Recent statistics from the Federal Reserve showed net charge-off rates for consumer loans for Banking Credit Card Lenders at 5.81% for the third quarter of 2011 compared to a rate of 8.39% for the third quarter of 2010 indicating a recent improvement in credit quality in the last quarter.

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

Personnel

Mr. Bernard L. Brodkorb is the ISAI President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. The Company currently has on its staff one full time collector as an employee. Also on the date of this report, the Company has one  additional administrative part  time employee and one part time accountant retained as an independent consultant. Additional contractors and staff persons are used on a part-time basis. Formerly all collection efforts were performed by outside third party agencies.

Item 1A RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.  Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Business Ventures

In 2005 the Company completed a purchase of collection consumer debt receivables in exchange for 1,250,000 restricted common shares of the Company valued at $1,094,900 and became operational in the consumer debt collection business. Additionally the Company purchased debt receivables of $372,559 in 2008, $48,321 in 2010, and $12,699 in 2011. A portfolio valued at $23,057 was returned to the seller in 2010 and recorded as a sale. The Company intends to purchase additional portfolios of distressed consumer debt receivables in the future. The Company is executing its operational and marketing strategy to further develop this business venture. In 2009 ISAC successfully launched its third party collection operation and added ten employees.

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

While we have greatly expanded the number of states we are licensed to do collections in, we are still dependent upon outside collection agencies to service our consumer receivables in states we are not licensed. Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.

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

History of Losses and Anticipated Further Losses

ISAI has generated limited revenue to date and has an accumulated deficit as of September 30, 2011 of $11,060,829. The Company expects losses to continue until its operations generate revenues at appropriate margins to recover our costs and achieve profitability. There can be no assurance the Company will ever have its future operations prove commercially successful or will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company (DCP) has produced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. Additional financing from DCP is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors. There is no assurance the Company will be able to obtain additional capital. There can be no assurance additional financing from DCP will be available when needed by the Company, or that such capital will be available on terms acceptable to the Company.  If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's consolidated financial statements for the year ended September 30, 2011 include an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

One principal shareholder, Doubletree Capital Partners, Inc., a related party corporation owned 50% by the Company's President and 50% by an affiliated stockholder, beneficially owns approximately 90.58% of ISAI's outstanding common stock as of September 30, 2011 and accordingly has complete control of the business and development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

.

Item 2.   PROPERTIES

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAI, rents office space to the Company for a monthly charge of $1,250 from October 1, 2011 and forward.

Item 3.  LEGAL PROCEEDINGS

During the year ended September 30, 2011, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables. As of September 30, 2011, there are two lawsuits currently pending regarding proposed violations of collection procedures. The Company does not believe their exposure in these two proceedings will have a material and adverse effect on the financial stability of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2011, there were no submissions of any matters to a vote of the Company's security holders.

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

YEAR    QUARTER                               HIGH BID LOW BID

2010    October 1 to December 31, 2009         $0.10    $0.05

2010    January 1 to March 31, 2010            $0.07    $0.05

2010    April 1 to June 30, 2010               $0.07    $0.05

2010    July 1 to September 30, 2010           $0.25    $0.05

2011    October 1 to December 31, 2010         $0.25    $0.05

2011    January 1 to March 31, 2011            $0.05    $0.05

2011    April 1 to June 30, 2011               $0.20    $0.05

2011    July 1 to September 30, 2011           $0.09    $0.08

Holders

As of February 14, 2012, there were 23,999,612 shares of common stock issued and outstanding held by approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities for the period ending September 30, 2011. It currently holds 1,250,000 shares as treasury stock.

There are no securities authorized for issuance under equity compensation plans or options to purchase securities in effect.

The Company declared dividends on its preferred stock for the fiscal year ended September 30, 2011 in the amount of $94,066. Since September 30, 2007 ISAT has declared dividends on its preferred stock totaling $357,831.

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

B.3 The Board, effective as of September 30, 2009, repriced the 12% Cumulative Convertible Preferred Stock outstanding to an effective conversion rate of 10 common shares for each preferred share or a common conversion price of $.10 per share.

B.4  On December 31, 2009, the Company authorized the issuance of 175,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $175,000.

B.5  On March 31, 2010, the Company authorized the issuance of 160,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $160,000.

B.6  On June 30, 2010, the Company authorized the issuance of 163,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $163,000.

B.7  On September 30, 2010, the Company authorized the issuance of 75,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $75,000. The 573,000 shares were formally issued as of September 30, 2011.

B.8  On December 31, 2010, the Company issued 168,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $168,000.

B.9  On March 31, 2011, the Company issued 124,000 shares of Series A 12% Cumulative Convertible Preferred Stock, par value $0.0001 to Doubletree Capital Partners, Inc. for an equivalent value of loans, consulting fees and related expenses paid totaling $124,000.

As a result of the above issuances of common and preferred stock, the total outstanding common shares of the parent Company as of September 30, 2011 totals 23,999,612 common shares, $.0001 par value, and 1,781,000 shares outstanding of 12% Cumulative Convertible Preferred Stock, $.0001 par value.

The 1,781,000 preferred shares would convert into 17,810,000 common shares at the average rate of 10 common shares for each preferred share outstanding or a equivalent common price of $.10 per share. No stock repurchase transactions have occurred during the reporting period.

As of April, 1, 2011, the Company decided to suspend the payment of the cumulative 12% Class A Preferred Stock dividends until further notice to Doubletree Capital Partners, Inc., for loans, advances, consulting fees and related expenses. As a result, Doubletree Capital Partners has contributed capital to the Company during the six months from April 1, 2011 to September 30, 2011 in the amount of $114,208.

Item 6.   Selected Financial Data

The following tables summarize our consolidated financial data as of and for the last four fiscal years ended September 30, 2011 derived from our audited consolidated financial statements. The selected financial data presented should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this and prior year reports.

<table>

<c>                             <c>         <c>       <c>      <c>

                                          Year Ended September 30,

                                        2011       2010      2009      2008

Operations Statement Data:

Finance income                  $      2,464      52,322         0        0

Collection fee income                135,491

 163,689     4,746        0

Service and Other income              72,039      44,513         6        0

                                     -------       -----       ---     -----

Total Revenue                        209,994     260,524     4,752        0

Costs and Expenses:

Collection costs                     289,560     455,174   146,846    36,539

General & administrative             278,596     274,803   355,633   333,060

General & administrative

     -related party                   55,600     105,600

Impairment charge                    135,000

Interest expense                      13,526       9,029     3,799    20,401

Interest expense-related party         6,699       8,364    79,183    16,039

Indemnification expiration            75,611

                                      -------     -------   -------   -------

Total expenses                       854,592     852,970   585,461   406,079

Income before income taxes          (644,598)   (592,446) (580,079) (406,079)

Provisions for income taxes                0           0         0         0

Net loss                            (644,598)   (592,446) (580,079) (406.079)

Basic net loss per share              (0.027)     (0.025)    (0.02)   (0.017)

Dividends to Preferred Shareholders   94,066     140,183    73,200    50,382

Other Financial Data:

Principal collections on portfolios   72,672     114,050   173,548   106,154

Return on average assets (1)          (2.65)       (1.60)    (1.29)    (1.04)

Return on average shareholders'equity(8.5)        (3.50)    (4.43)    (3.02)

Dividends declared per share              0          0          0          0

Balance Sheet data:

Total assets                         116,251     370,094   371,055    526,936

Total liabilities                    356,674     281,060   126,148    509,828

Total shareholders' equity           297,077     626,534   782,407    554,608

Less: Treasury Stock                (537,500)   (537,500) (537,500)   537,500

Shareholders' equity                (240,423)     89,034   244,907     17,108

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

Results of Operations for the Twelve Months ended September 30, 2011.

Sales and Gross Profit

The table below summarizes the changes to our operating income reported in our financial reports.

                                          FY 2011      FY 2010

                                                       REVISED

                                         09/30/2011    09/30/2010

Income on Company owned portfolios      $   2,464        52,322

Third party collection fees               135,491       163,689

Service fees and other income              72,039        44,513

                                          -------       -------

Total Operating Income                    209,994       260,523

For the year ended September 30, 2011 the Company experienced significant reductions in revenue over the prior period.  Finance income, which consists of revenue in excess of the cost of portfolios purchased, was down $49,858 for the year ended September 30, 2011 from $52,322 for the previous fiscal year end.  In accordance with the use of the "cost recovery method" for revenue recognition, collections on Company owned portfolios in prior years had not exceeded cost and therefore no revenue was previously recorded for Finance income.

Third party collection fees, which are fees received for collections of third party debt, were down $28,198 for the year ended September 30, 2011 from $163,689 for the previous fiscal year end.  This fiscal year represented the second full year of operations for our internal third party collections which began in August, 2009.  The period ending September 30, 2009 for third party collection fees only represented the first two months of start up operations revenue.

Service fees and other income, which consists for service and transaction fees collected for each transaction, was up $27,526 for the year ended September 30, 2011 from $44,513 for the previous fiscal year end.  This is income generated by our internal collections operations charging fees directly to the debtor for services provided like credit card and ACH charges.

Operating Collection Costs

Our direct collection costs decreased to $289,560 in FY 2011 from $455,174 in FY 2010. Due to market infertility and the Company’s unsuccessful attempts to raise the appropriate capital necessary to acquire additional portfolio inventory, staffing levels were significantly decreased to accommodate workload.  This decrease has resulted in a significant reduction in direct labor and supervision costs for FY 2011. A more detailed comparison of our direct costs is as follows:

                                               FY 2011        FY 2010

Third party collection fees, court costs,

   And Settlement costs                         11,272          13,357

Collection services, Telephone, mailing,

   Summons and complaints, and verification     80,186          98,142

Direct labor costs and supervision             179,743         325,833

Merchant Bank credit card and ACH fees          18,359          17,842

                                               -------         -------

Total Direct Cost of Collections               289,560         455,174

An impairment write down charge expense against the carrying value of the collections portfolio inventory was recorded in the fiscal year ending September 30, 2011 in the amount of $135,000 based upon an analysis made by management. All portfolios of distressed debt have been reviewed and management believes the carrying value at September 30, 2011 is reasonable and fair in its presented valuation.

Direct labor costs of $179,743 attributed to approximately 62% of the total collection costs.  This $179,743 was a 44.8% decrease from the fiscal year end 2010 of $325,833.

General and Administrative Expenses

General and administrative expenses were $334,196, for the twelve months ended September 30, 2011, a decrease of 12.0% from the prior year of $380,403. These expenses for the fiscal year were principally for office occupancy, telephone charges and office expenses ($60,399), management consulting fees ($40,000), legal ($50,266), and accounting ($83,487). Interest expenses increased to $20,224 in the twelve months ended September 30, 2011 from $17,393 for the twelve months ended September 30, 2010.

The President's and management company (DCP) consulting fees for the year ended September 30, 2011 were a non-cash expense of $25,000 and the President did not draw any cash salary expense. Another Management consultant received $15,000 in fees in fiscal year ended September 30, 2011

Other Income and Expenses

Interest expense for the year ended September 30, 2011 was $20,224 compared to $17,393 for the year ended September 30, 2010, a increase of $2,831. For the year ended September 30, 2011 $10,525 was expensed for interest on Bank line of credit loans and other notes payable, $6,699 was accrued for interest on loans payable to related parties, $3,000 was accrued for interest on defaulted convertible debentures.

For the year ended September 30, 2010, $3,008 in interest expense was accrued for defaulted convertible debentures, and $6,699 from related-party convertible notes and $7,686 was expensed for interest on Bank line of credit loans and other notes payable.

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

Loans to a related party were reduced by issuance of 292,000 shares of Preferred Stock during the fiscal year ended September 30, 2011 compared to 573,000 shares during fiscal year ended September 30, 2010  This had the effect of reducing our interest costs but increased our dividend expense for the fiscal years ended September 30, 2011 and 2010. The loans payable to a related party have an accrued annual rate of 12% and the Preferred Stock has an accrued dividend payable quarterly at an annual rate of 12% of issuance value.

Effective, April 1, 2011, all 12% Preferred stock dividends payable in accordance with all previously issued Preferred shares (1,781,000) has been suspended by the Company and accordingly, $109,862 in 12% dividends expense for the six months ended September 30, 2011 has not been paid by the Company and is not included in our reported Net Loss for the year ended September 30, 2011. Dividend expenses declared and paid through March 31, 2011 in the amount of $94,066 is included in our net loss attributable to common shareholders. The table below summarizes our interest and dividend expense for the last two years.

                                             Fiscal year ended September 30,

                                                    2011           2010

Interest expense                                  $20,224        $17,393

Preferred Stock Dividend expense                  $94,066       $140,183

Summary Comments on Income and Expenses

A net operating loss of $644,598 was recorded for the fiscal year ended September 30, 2011. The net operating loss for the fiscal year ended September 30, 2010 was $592,446.

The Company does not anticipate higher operating expenses in future periods for our collection company. The direct costs of third party collections will continue to decrease. At the present time, no additional expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional debt portfolio acquisitions and business operations in the in-house debt collection.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2011, the Company raised $283,123 from demand notes payable from a related investor compared to $350,812 from demand notes payable from a related investor for the fiscal year ended September 30, 2010. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $6,699 during the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2011, these notes, the interest accrued, and stock dividends in the amount of $94,066  were redeemed by the Company by issuing 292,000 shares in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company received gross collections from its distressed debt portfolios of $72,698 for the fiscal year ended September 30, 2011 of which $70,209 was applied to reduce portfolio inventory and $2,464 was recorded as Finance Income revenue. The Company will need additional sources of financing to sustain current level of operations and purchase additional portfolio inventory. The Company believes the higher quality of our new portfolio purchases plus the establishment of our in-house collection agency will improve our net collections next year.

As of September 30, 2011, the Company had current assets of $15,912 consisting of $15,332 in cash and $580 in trade receivables due from its third party collector. At the same time, the Company had $347,546 in current liabilities consisting of $163,101 in accounts payable, $87,011 in notes payable, related party, current portion, $18,360 in credit lines payable, and $3,462 in other notes payable current portion. The company also had $50,000 in convertible debentures payable and accrued interest of $25,611 on the debentures.   The Company had a working capital deficit of $331,634 as of September 30, 2011 compared to $167,251 as of September 30, 2010. In 2010 the Company reclassified a $5,000 deposit with a vendor from Current Assets to Other Assets reducing our working capital defined as Current Assets less Current Liabilities.

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

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2011 and 2010 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2011. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Cash Flows and Expenditures

During the year ended September 30, 2011, the Company recorded $72,672 in gross collections on it's portfolios of which it reduced its inventory by $70,208 and recorded $2,464 in Finance Income revenue. It also received $135,491 in third party collection fees and $72,039 in Service Income and Other fees. Direct collections costs and related verification costs were $289,560. General and Administrative expenses decreased 12.1% or $46,207 due to less cost resulting from lower levels of staffing and support services through outside vendors and decreases in expense to related party.

During the year ended September 30, 2010, the Company recorded $123,620 in gross collections on Company owned portfolios, reducing its portfolio inventory. $163,689 in Third Party Collection Fees and $44,512 in Service income were recorded. Direct collections costs and related verification costs were $455,174. General and Administrative expenses were $380,403.

The Company currently utilizes outside collection agencies for the collection of the distressed debt receivables for accounts located in states requiring licensing where we are not currently licensed to operate and utilizes attorneys on a contingency basis to collect accounts requiring legal action.

The Company’s Accounts Payable, wages and tax liabilities decreased for the year ended September 30, 2011 as compared to the prior fiscal year,  by $5,219, or 3.1%.

Long-Term Notes Payable, used primarily to finance the purchase of debt portfolios, decreased by $58,138 for the fiscal year ended September 30, 2011.  The current portion of these notes increased by $63,783 and the Company's bank credit lines payable decreased by $87 for the same period.

Portfolio Data

The following table shows the Company's portfolio buying activity during the two years ended September 30, 2011 and 2010, including the purchase price, impairment write downs, actual cash collections and estimated future cash collections value.

                                                 Year ended       Year ended

                                                  9/30/2011        9/30/2010

                                                  ----------        ---------

Beginning of Year Carrying Value:                 $ 268,389          314,423

Purchase Price Actual Cost (1):                 $    12,699           48,321

Sales of Portfolios                                       0          (23,057)

Impairment Write downs (3)                         (135,000)               0

Collections Reduction to Portfolio Value            (70,208)         (71,298)

                                                  ---------       ----------

End of Year Carrying Value:                          75,880          268,389

                                                  =========       ==========

Principal payments applied to inventory              70,208           71,298

Finance Income on Portfolios                          2,464           52,322

                                                   --------       ----------

Gross Collections on portfolios (2)                  72,672          123,620

                                                  ---------       ----------

Estimated Future Collection Values (4):             $82,299         $369,109

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

Our company does not capitalize expenses as referred in the above paragraph.

(2) Actual cash collections, net of third party recovery costs.

(3)   The Company uses the lower of cost or market in determining impairment of the portfolio values.  In addition, the Company will take an impairment charge in the carrying value of its portfolios if the actual recoveries fall short of expected recoveries or the Company determines that portions of the portfolio carrying value require a write down in value due to worthlessness of portions of the portfolio.  A portion of a portfolio may become worthless if it is determined that further collection efforts are prohibited by statute for such occurrences as bankruptcy or death making future collections and potential resale value on that portion valueless. For the year ended September 30, 2011, the Company did record an impairment write down of $135,000.

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

Item 8A Management's Responsibility Statement

The management of ISA Internationale Inc. is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company, The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management's best estimates and judgments where appropriate. The Financial information presented throughout this Annual Report on Form 10-K is consistent with that in the financial statements.

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

Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------27

Consolidated Balance Sheets as of September 30, 2011 and 2010---------28

Consolidated Statements of Operations for the twelve months ended

  September 30, 2011 and 2010-----------------------------------------29

Consolidated Statement of Stockholders' Equity for the twelve months ended September 30, 2011 and 2010 ----------------------------------30

Consolidated Statements of Cash Flows for the twelve months ended

  September 30, 2011 and 2010 ----------------------------------------31

Notes to Consolidated Financial Statements-------------------------32-42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ISA Internationale Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheet of ISA Internationale, Inc. as of September 30, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended September 30, 2011. ISA Internaionale’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. as of September 30, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at September 30, 2011, has incurred recurring losses and recurring negative cash flows from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 16, 2012

<table>

<caption>                ISA INTERNATIONALE INC. and SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

<c>                                                 <c>               <c>

                                                       (Audited)          (Audited)

                                                    Sept 30, 2011      Sept 30, 2010

ASSETS                                              --------------------------------

Current assets:

  Cash and cash equivalents                         $      1,841          $   10,449

  Restricted cash                                         13,491              31,063

  Trade receivables                                          580                 532

  Prepaid expenses                                             0               4,500

                                                     ------------         -----------

Total current assets                                      15,912              46,544

Fixed assets, at cost less accumulated depreciation

  of $44,597 and $13,891, respectively                    24,460              50,161

Other assets:

  Finance contract receivables, net of collections        75,879             268,389

  Deposits Long Term                                           -               5,000

                                                      -----------         ----------

 Total assets                                         $  116,251          $  370,094

                                                      ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable – trade, wages and taxes            $ 163,101          $  168,320

  Credit lines payable                                    18,360              18,447

  Notes payable other                                      3,462               3,379

  Notes payable - Related Party                           87,011              23,311

  Convertible notes payable - related party                    -                 338

  Convertible debentures payable – defaulted              50,000                  --

  Accrued interest payable-debentures – defaulted         25,611                  --

                                                      -----------         ----------

Total current liabilities                                347,546             213,795

Long-Term Liabilities

  Notes payable Related Party                                  0            , 54,676

  Notes payable Other-Long term portion                    9,127              12,589

                                                       ---------           ----------

Total Liabilities                                        356,674             281,060

                                                        --------           ----------

Stockholders' Equity:

 Preferred 12% cumulative convertible stock,

  par value $.0001; 30,000,000 shares authorized,

  1,781,000 shares issued and outstanding at September

  30, 2011 and 1,489,000 shares issued and outstanding

  at September 30, 2010                                      178                 149

 Preferred stock of ISA Acceptance Corporation

  par value $25 per share, 12% dividend rate paid quarterly,

  50,000 shares authorized,  22,400 issued and

  outstanding at September 30, 2011  and 2010            560,000             560,000

 Common stock, par value $.0001; 300,000,000 shares

  authorized; 23,999,612 shares issued and outstanding at

  September 30, 2011 and at September 30, 2010             2,400               2,400

 Additional paid-in capital                           10,795,328          10,386,150

 Treasury stock   1,250,000 shares                      (537,500)           (537,500)

 Accumulated deficit                                 (11,060,829)        (10,322,165)

                                                     -----------         -----------

 Total stockholders' equity                             (240,423)             89,034

                                                     -----------         -----------

 Total liabilities and stockholders' equity          $   116,251         $   370,094

                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Audited)                (Audited)

                                                   Twelve Months Ended     Twelve Months Ended

                                                    September 30, 2011      September 30, 2010

                                                    -------------------     -------------------

Operating revenues

 Finance income                                  $            2,464               $    52,322

 Third party fee income                                     135,491                   163,689

 Service income and other                                    72,039                    44,513

                                                         -----------               -----------

     Total Operating Revenue                                209,994                   260,524

Operating expenses:

 Portfolio collection costs                                 289,560                   455,174

 General and administrative                                 278,596                   274,803

 General and administrative-related party                    55,600                   105,600

 Impairment charge on debt portfolio carrying cost          135,000                        --

                                                         ------------              -----------

     Operating expenses                                     758,756                   835,577

                                                        ------------              -----------

     Operating loss                                        (548,762)                 (575,053)

Other income (expense):

 Interest Income (Expense)                                  (13,525)                  (9,029)

 Interest expense-related party                             (6,699)                  (8,364)

 Indemnification expiration charge                          (75,611)

                                                        ------------              -----------

Net loss                                                   (644,598)                 (592,446)

                                                         ============              ===========

 Dividends to Preferred Shareholders                       (94,066)                 (140,183)

                                                         ============              ===========

Net loss attributable to common shareholders               (738,664)                 (732,629)

Basic loss per share                                         (0.027)                   (0.025)

                                                         ============              ===========

Weighted Average common shares outstanding:

Basic                                                    23,999,612                23,999,612

                                                         ============             ===========

Dividends per share of common stock                            none                     none

Dividends per share of preferred stock                        0.005                     0.094

The accompanying notes are an integral part of these consolidated financial statements.

                                      ISA INTERNATIONALE INC. and SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           TWELVE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

                                 Convertible Stock Convertible Stock                    Treasury   Additional

                                 Preferred   Par   Preferred   Par   Common Stock  Par    Stock      Paid-in        Accum

                                 Shares      Value Shares      Value    Shares     Value  Value      Capital       Deficit    Total

                                 Parent Co  $.0001 Subsidiary Co $25.

Balance September 30, 2009        916,000   $ 92.  560,000   $22,400   23,999,612 $2,400 $(537,500) $9,809,451 $(9,589,536) $244,907

Indemnification agreement

 interest on debenture holders                                                                           3,756                 3,756

Preferred Stock Dividend to

 Related party                                                                                                    (140,183) (140,183)

Issuance of Preferred convertible

 stock, Par value $.0001 in exch

 for secured debt related party   573,000     57                                                       572,943               573,000

Net loss                                                                                                         (592,446) (592,446)

                              --------------------------------------------------------------------------------------------------------

Balance September 30, 2010      1,489,000    149   560,000   22,400   23,999,612   2,400  (537,500) 10,386,150 (10,322,165)   89,034

Indemnification agreement

 interest on debenture holders                                                                           3,000                 3,000

Preferred Stock Dividend to a

 related party                                                       -                                             (94,066)  (94,066)

Contributed Capital from

 related party                                                                                         114,208               114,208

Issuance of Preferred convertible

 stock, Par value $.0001 in exch

 for secured debt related party   292,000     29                                                       291,971               292,000

Net loss                                                                                                          (644,598) (644,598)

                              ------------------------------------------------------------------------------------------------------

Balance September 30, 2011      1,781,000    178   560,000   22,400  23,999,612    2,400  (537,500) 10,795,329 (11,060,829) (240,423)

                                 ===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

<table>

<caption>                    ISA INTERNATIONALE INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

<c>                                               <c>                   <c>

                                                  (AUDITED)             (AUDITED)

                                             Twelve Months Ended   Twelve Months Ended

                                              September 30, 2011    September 30, 2010

                                               ------------------    -----------------

Cash flows from operations:

Net loss                                            $  (644,598)           (592,446)

Adjustments to reconcile net loss from operations

  to cash flow used in operating activities:

  Depreciation and amortization                          30,706               9,404

  Indemnification settlement charge                      75,611                   -

  Reduction of debt receivable purchase price

   on gross collections received                         70,208              71,298

  Sales of debt receivable portfolios                         -              23,057

  Changes in assets and liabilities:

  Decrease in Trade account receivables                     (48)                388

  Decrease in note receivable                                 -               7,600

  Increase in Deposits and prepaid expenses               9,500              (3,777)

  Decrease in portfolio value for impairment charge     135,000                   -

  Increase in Accounts payable and accrued expenses      (5,219)             50,916

                                                     ----------          ----------

  Cash used in operations                              (328,840)           (433,560)

                                                     ----------          ----------

Cash flow from investing activities:

Debt receivables purchased                              (12,699)            (48,321)

Purchase of fixed assets                                 (5,004)            (34,722)

                                                     ----------            --------

Cash investing activities                               (17,703)            (83,043)

                                                    -----------          ----------

Cash flows from financing activities

 Proceeds from bank lines, net of repayments                (87)             10,516

 (Payments ) to principal on note payable,other          (3,379)                  -

 Proceeds from note payable , related party               9,025              93,955

 Payments on convertible debt issued to

       related party                                       (338)               (474)

 Interest on indemnification agreement-paid in capital    3,000               3,756

 Issue preferred stock for cash loans and expenses

      Accrued interest from related party               197,934             432,817

 Proceeds from contributed capital-related party        114,207

  -

                                                     ----------          ----------

 Cash provided by financing activities                  320,363             540,570

                                                     ----------          ----------

Net increase (decrease) in cash and cash equivalents    (26,180)             23,967

Cash and cash equivalents, beginning of period           41,512              17,545

                                                     ----------          ----------

Cash and cash equivalents, end of period                 15,332              41,512

                                                     ==========          ==========

Interest paid                                            20,224              17,393

Non-cash investing and financing transactions:

    Accrued Preferred stock dividend expense            (94,066)           (140,183)

                                                       ----------          ----------

Total non-cash transactions                         $    94,066           $ 140,183

                                                     ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

</table>

                                           32


ISA INTERNATIONALE INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

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

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of debt receivables as a return of purchase price are referred to as buybacks. Buy-back funds are simply applied against the debt receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of debt receivables, representing the difference between sales price and the unamortized value of the debt receivables, are recognized when debt receivables are sold. The Company has concluded its amortized costs are in excess of fair market value. Therefore, an impairment write down of $135,000 was recorded for the finance receivables carrying value at September 30, 2011.

1.b) PRESENTATION

The Consolidated Balance Sheet at September 30, 2011 and 2010 combine the balance sheets of the two subsidiary companies with the parent company, condenses small related accounts, and eliminates offsetting intercompany balances and offsetting contra accounts.

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

1.d) STOCK BASED COMPENSATION AT FAIR VALUE

Significant estimates of the fair value of the Company's common stock were computed under FASB ASC 718-30, Compensation - Stock-Based Compensation. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Since no established market exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements and approved actions for preferred stock issuances by the Company through September 30, 2011 to the related party financial company.

There was no stock-based compensation of shares of the Company's common stock issued for consulting services and settlement expenses for the fiscal years ended September 30, 2011 and 2010.

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

1.g) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2011 and 2010, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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

1.i) FINANCIAL INSTRUMENTS

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

1.j) FINANCE RECEIVABLES

Fair value measurements of our finance receivables are presented in the following table:

Fair Value Measurements as of September 30, 2011 Using:

                        Level 1        Level 2         Level 3      Total

Assets

Finance receivables                                   $ 75,879   $ 75,879

Total Assets                                            75,879     75,879

Liabilities                                               0              0

Total Liabilities                                         0              0

Fair Value Measurements as of September 30, 2010 Using:

                        Level 1        Level 2         Level 3      Total

Assets

Finance receivables                                    268,389   $ 268,389

Total Assets                                           268,389     268,389

Liabilities                                               0              0

Total Liabilities                                         0              0

The following table is a reconciliation of changes in the net fair value of financed receivables which are classified as level 3 in the hierarchy.

                                                       2011       2010

                                                     -------    -------

Balance as of October 1                              268,389    314,423

Purchases of Portfolios                               12,699     48,321

Sales of Portfolios                                        0    (23,057)

Gross Collections applied to inventory               (70,209)   (71,298)

Impairment write downs of receivables               (135,000)         0

                                                     -------- ----------

Balance as of September 30,                           75,879    268,389

The Company records purchased receivables at actual cost, which represents a significant discount from the contractual receivable balances due called face value or principal due.  The Company computes estimated fair value of these receivables using proprietary pricing models that the Company utilizes in making portfolio purchase decisions.

1.k) NEW ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and has determined that these pronouncements will have no material impact on the financial statements of ISA Internationale, Inc.

1.l) FIXED ASSETS

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 5 years.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has become operational for the past three years in the debt collection business and has incurred losses since its inception. As a result, the Company has an accumulated deficit of $11,060,829 at September 30, 2011. The net loss for the twelve month period ended September 30, 2011 was $644,598. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's current plans are to continue developing it’s debt collection operation both as collecting portfolio debt and also third party collections. However, there is no assurance these actions will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2011         2010

                                           ---------      ---------

 Computed "expected" tax benefit                34.0%        34.0%

 State income tax, net of federal benefit        3.8%         3.8%

 Change in valuation allowance                 (37.8%)      (37.8%)

                                           ---------        -------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2011 and September 30, 2010 is presented below:

Tax Year ended September 30,                     2011         2010

                                            ----------     ---------

Deferred tax assets:

Net operating loss carry forward           $ 3,211,314     2,968,050

Start up costs                                    -                -

Other                                             -                -

                                            ----------     ---------

Total gross deferred tax assets            $ 3,211,314     2,968,050

Valuation allowance                         (3,211,314)   (2,968,050)

                                           -----------    ----------

Net deferred tax assets                    $       --     $     --

                                           ===========    ==========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2011 and 2010.

For the period ended September 30, 2011, the Company reported a net operating tax loss carry-forward of approximately $8,495,540. The federal net operating loss carry-forward begins to expire in the year 2017.

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

As of September 30, 2011 and 2010, the Company’s subsidiary, ISA Acceptance, has issued to a related party 22,400 shares of $25 par value 12% dividend non-convertible preferred shares, payable when declared. As of September 30, there were no dividends due the holder of these preferred shares as none have been declared through September 30, 2011.

During the fiscal year ended September 30, 2011, 292,000 preferred shares of the Company’s Parent Co., Isa Internationale Co., par value $.0001, were issued to DCP valued at $1.00 per share as of March 31, 2011. No further issuances of preferred stock have been issued by the Company through September 30, 2011 and the DCP loan account had a balance due of $0 at the end of September 30, 2011.

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

In year ended September 30, 2011 the company declared a dividend of 94,066 which was subsequently settled for issuance of 94,066 convertible preferred shares. For year ended September 30, 2010, the company declared a dividend of 140,083 subsequently settled by issuance of 140,083 convertible preferred shares.

During the fiscal year ended September 30, 2011 the Company issued a total of 292,000 Cumulative and Convertible Series A Preferred Shares, par value $0.0001, to Doubletree Capital Partners, Inc. (DCP) in exchange for current loans,cash advances, accumulated interest payable, and 94,066 previously declared dividends payable and due as of March 31, 2011, all shares issued at $ 1.00 per share issuance value.

The preferred stock is convertible into 2,920,000 common shares at the rate of 10 common shares for each preferred share outstanding at September 30, 2011. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party.

As of September 30, 2011, there were 1,781,000 total preferred shares outstanding. As of September 30, 2011, the total convertible preferred shares would convert into an additional 17,810,000 common stock shares.  As of April 1, 2011, the Company has suspended the issuance of future dividends on the 1,781,000 convertible 12% Series A Preferred Stock shares that are outstanding.

(4.b) COMMON STOCK

As of September 30, 2011, 300,000,000 shares of common stock were authorized. 23,999,612 shares of common stock, par value $0.0001, were issued and outstanding. During 2011 and 2010, no common stock shares were issued.

In the fourth quarter of 2007, the company re-acquired 1,250,000 previously issued common stock shares from the U.S. Bankruptcy Court in accordance with a settlement agreement with the court. The re-acquired shares were valued at $.43 cents per share based upon then current average market prices prevailing during the fourth quarter of 2007. It is the intention of the Company in the near future or before September 30, 2012, to cancel these restricted shares and remove them from being issued and outstanding common shares.

 (4.c) STOCK OPTIONS

The Company has no stock options outstanding as of September 30, 2011 and through the date of this report.

(5.) CONVERTIBLE DEBT

(5.a) CONVERTIBLE DEBENTURES

The Company issued convertible debentures in a private placement between November 1999 and May 2000 in exchange for $1,591,640.  These debentures were convertible at the option of the holder into common stock at $1.50 per share and had an interest rate payable quarterly beginning June 30, 2000 at 12% per annum.  The debentures had a term of three years and matured between November 2002 and May 2003. The Company defaulted on the payment of all of the principal and interest and converted all of the unpaid interest and principal into common shares of the Company except $200,000 of principal debenture loan advances.

In 2009, the Company removed from its books $150,000 of defaulted debentures and related interest of $167,946. After the Indemnification Agreement expired (see note 6) on the $150,000 of defaulted debentures, legal consul for the Company stated the liability could be removed from the books due to state statute of limitations laws.

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate on the remaining balance of $50,000 was lowered to 6% per annum.  Currently the debenture is in default and is convertible into 25, 270 common shares at the rate of $3.00 per share at the option of the holder.  Through September 30, 2011, the liability had been offset by a contra-liability (indemnification receivable).  The indemnification agreement given by a related third party company in connection with this liability has expired as of September 30, 2011.  As of September 30, 2011, the balances of the debenture and the accrued interest are $50,000 and $25,611, respectively.  Reference should be made to note 6 for further details.

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

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

During the fiscal year ended September 30, 2011, DCP provided the financing necessary to maintain operations by loaning an additional $283,123 to the Company. These advances included cash advances of $120,100 and reimbursed expenses totaling $163,023. All of these advances were repaid with the issuance of preferred stock shares and $114,208 which is recorded as contributed capital as of September 30, 2011.

In prior years, all advances were either repaid in full or resolved through the issuance of Convertible Series A 12% Preferred Stock to the related party. During the year ended at September 30, 2011, 292,000 Series A Preferred stock shares were issued for partial payment of advances totaling $197,934 and dividends declared in the amount of $94,066. As of April 1, 2011, the Company has suspended the issuance of future dividends on the 1,781,000 convertible 12% Series A Preferred Stock shares that are outstanding.

At September 30, 2010, the Company owed to the related financial company $338 in accrued loans for loan and expense advances and related interest payable. The liability was reduced to $0 by September 30, 2011.

During the year ended September 30, 2010, 573,000 12% Cumulative Convertible Preferred shares were issued to repay cash advances, expense reimbursements and dividends declared through September 30, 2010.

(6.) OTHER RELATED PARTY TRANSACTIONS

Indemnification Agreement - Related Party

On July 1, 2004, the Company approved the issuance of 1,200,000 common shares to an affiliated company, Doubletree Liquidation Corporation (DLC). DLC is a corporation owned 50% by the Company's President and 50% by an affiliated stockholder, whose ownership exceeds, beneficially, 5% of the Company's common stock. The affiliated company, DLC, has issued an indemnification guarantee to the Company wherein it will process, review, and guarantee payment for certain prior Company liabilities (both actual and contingent)

that may arise during the five years from June 30, 2004. The Company has deemed the value of the transaction to be $329,714 based upon the consideration given to DLC in the indemnification agreement consisting of $200,000 in defaulted convertible debentures, $44,000 in accounts payable for discontinued operations, and $85,714 in accrued interest.

In 2009, after the expiration of the Indemnification Agreement, legal counsel for the Company advised the Company could remove the defaulted convertible debenture debt of $150,000 and related accrued interest in the amount of $167,947 that had been offset with contra-accounts from our balance sheets.

An obligation of $20,000 was removed in September 2004 because DLC settled the liability on behalf of the Company. Another obligation of $24,000 was removed in December 2007 due to the expiration of the statute of limitations.

The remaining unpaid liabilities on the balance sheet are one defaulted convertible debenture loan payable in the amount of $50,000 at September 30, 2011 and accrued interest on that note for $25,611.  The following is summary of the presentation of these liabilities in the Balance Sheet at September 30, 2011:

Description of debt indemnification:               Current      Long-term

  Defaulted convertible debentures payable        $  50,000      $       0

  Defaulted accrued interest payable                 25,611              0

                                                  ---------      ---------

  Net Balances at September 30, 2011:             $  75,611     $       0

                                                  =========      =========

The Company incurred non-cash expenditures with its President and an affiliated related company who are also stockholders for consulting services amounting to $25,000 and $75,000 in the years ended September 30, 2011 and 2010, respectively. This liability was recorded as the note payable to a related party account. In the year ended September 30, 2011 the $25,000 liability was forgiven for the benefit of the Company and therefore  recorded as contributed capital at September 30, 2011.

See Note 4.a for additional information regarding related party transactions for the fiscal years ended September 30, 2011 and 2010.

(7.) FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following at:

                                           September 30,     September 30,

                                               2011              2010

                                            -----------       -----------

Automobile, at cost                           $ 18,505        $  18,505

  Less accumulated depreciation                 (6,477)          (2,775)

Computer equipment, at cost                     50,552           45,547

  Less accumulated depreciation                (38,120)         (11,116)

                                               --------        ---------

Net fixed assets                              $ 24,460        $  50,161

                                               -------        ----------

Depreciation expense                          $ 30,706        $   9,404

ISA Financial Services, Inc. signed a secured note on January 14, 2010 in the amount of $18,125 at 5.11% interest to purchase an automobile which is used as collateral for the loan. The note is personally guaranteed by an officer of the Corporation and the automobile is pledged as collateral to the loan. ISAF is current on the payments of this loan with a principal balance due of $12,589 at September 30, 2011.

For the year ended September 30, 2011, the Company has recorded a reduction in carrying value of $8,225 as additional depreciation expense due to a Company estimate of remaining salvage value of equipment currently on hand at that date.

(8.) CREDIT LINES PAYABLE

During the year ended September 30, 2011, the Company received $8,446 in loan proceeds and interest charges and paid back $8,533 in loan payments for its available bank credit lines of $20,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President. The Company owed $18,360 in bank credit lines payable at the end of September 30, 2011 and $18,447 at the end of September 30, 2010. Credit lines payable decreased by $87 for the fiscal year ended September 30, 2011 over the prior year.

(9.) COMMITMENTS

On August 1, 2011 the Company entered into a contract to license web based collection software and services from an outside software vendor. This software license agreement required a 12 month term commitment of $1,250 per month with a right to renew after twelve months. The company has incurred $2,500 in expenses for the year ended September 30, 2011 under this contract.

(10.) OTHER NOTES PAYABLE

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. This 24 month note pays 11% interest, and requires monthly payments of $1,156. As of September 30, 2011, no payments have been made on this note, and it is considered to be in default. Interest amounting to $5,007 has been accrued for a total loan balance of $30,015.

A related party investor, C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The notes each have a 24 month term and pay 11% interest. No payments have been made on these notes and interest has been accrued. The current balance is $56,996.

The following table presents the all Notes Payable broken out between the current portion and the long-term portions due as of September 30, 2011. There are three notes that total $99,600 in principal and interest with $90,473 being the current portion and $9,127 the long term portion due.

                                        Current    Long-term    Total

Note 1 Other Note Payable                3,462       9,127     12,589

Note 2 Note Payable Related Party       30,015           0     30,015

Note 3 Note Payable Related Party       56,996           0     56,996

                                       -------     --------   --------

                                        90,473       9,127     99,600

(11.) RECLASSIFICATION FOR SEPTEMBER 30, 2010:

For the year ended September 30, 2010, there were certain reclassifications made in the following manner.  Related-party general and administrative and interest expenses for the year ended September 30, 2011 have been presented in the consolidated statement of operations. Reclassifications for the same related-party portions of general and administrative and interest expenses for year ended September 30, 2011, have also been reported.

The same holds true for the reclassification of interest contributed to additional paid-in capital that was reclassified from funds provided from operations to funds provided by financing activities.  The same reclassification is also made in the presentation of the credit line in the financing section of the statement of cash flows.

(11.) SUBSEQUENT EVENTS

The management of the Company has evaluated all of the subsequent events through the date of this report and has determined there are no material subsequent events to disclose.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Section 4.1 Changes in Registrant’s Certifying Accountant.

Effective December 20, 2011, the Audit Committee of the Board of Directors of ISA Internationale Inc. (“ISA” or the “Registrant” or the “Issuer”) engaged the Las Vegas, Nevada firm of Seale and Beers, CPAs as the Independent Registered Public Accountant to audit ISA’s financial statements for the fiscal year ending September 30, 2011 and any interim periods.  During the Registrant’s two most recent fiscal years and any subsequent interim period, ISA did not consult with Seale and Beers, CPAs or any of its members about the application of accounting principals to any specified transaction or any other matter.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of ISA consisting of Bernard L Brodkorb (Chairman) and Steven Boynton.

The engagement effective December 20, 2011 of Seale and Beers, CPAs as the new Independent Registered Public Accountant for ISA necessarily results in the termination or dismissal of the principal accountant which audited ISA's financial statements for the fiscal year ended September 30, 2010, De Joya, Griffith & Company, LLC.

During the Registrant’s two most recent fiscal years ended September 30, 2010 and the subsequent interim periods, there were no disagreements between the Registrant and De Joya, Griffith & Company, LLC concerning any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to De Joya, Griffith & Company, LLC’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their reports; there were no reportable events as described in Item 304(a)(1)(v)of Regulation S-K.

De Joya, Griffith & Company, LLC’s report dated January 13, 2011 and as amended on September 28, 2011 did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principals.

ISA has provided De Joya, Griffith & Company, LLC with a copy of the foregoing disclosures and requested from De Joya, Griffith & Company, LLC a letter addressed to the Commission stating whether De Joya, Griffith & Company, LLC agrees with the statements made by ISA in response to Item 304 (a) of Regulation S-K and, if not, stating the respects in which it does not agree.  De Joya, Griffith & Company, LLC’s letter is attached as an exhibit to this report as Exhibit 16.1.

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

Changes in Internal Control over Financial Reporting

The Company has made significant changes in the Company's internal control over financial reporting subsequent to the Company's fourth fiscal quarter of 2010. The Company has changed its accounting procedures to reduce the likelihood of errors occurring in the reporting of collection revenues and expenses on our own portfolios.

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

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2011, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2011, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,

           Chief Financial Officer and Director

           Chairman of the Board of Directors [1]      70    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Donald G. Kampmann      Outside Director               56    January 2000

(Mr Kampmann resigned as a directot of the Company effective, January 19, 2012)

Steven E. Boynton       Outside Director              51    November 2011

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

DONALD G. KAMPMANN (January 2000 to January 19, 2012) was an outside director of the Company from January 2000 to January 2012. Mr. Kampmann was an allotted board member by Doubletree Capital Partners, Inc. He has extensive executive experience in the mortgage and financial services industries.

STEVEN E. BOYNTON  (November 2011 to present is an outside director of the Company from November 2011 to present. Mr. Boynton is a practicing attorney in the State of Minnesota. He has extensive executive experience in the collection, legal and financial services industries.

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

<caption>

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION

-------------------------------------------------------------------------------------------------

                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION

<c>      <c>      <c>       <c>        <c>       <c>            <c>          <c>      <c>

                                                           AWARDS               PAYOUTS

           FISCAL                      OTHER      RESTRICTED    SECURITIES

NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP    ALL OTHER

PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA

POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)          SARS ($)     ($)      TION($)

Bernard L.  2011       $ 0       -0-    25,000       -0-             -0-        -0-      -0-

Brodkorb (1)

Bernard L.  2010       $ 0       -0-    75,000       -0-             -0-        -0-      -0-

Brodkorb (1)

President, CEO

Directors   2011        -0-     -0-         -0-      -0-             -0-        -0-      -0-

Directors   2010        -0-     -0-         -0-      -0-             -0-        -0-      -0-

-------------------------------------------------------------------------------------------------</table>

(1) Compensation for Bernard L. Brodkorb and the management company (DCP) was recorded on the books of the Company as compensation for consulting ($25,000) and salary ($0) for the fiscal years ended September 30, 2011. There was no cash compensation paid on consulting fees accrued for Brodkorb and the management company (DCP) for the fiscal year ended September 30, 2011. Compensation for their services is allocated to the management company and is further converted to the issuance of preferred stock shares by the Company during the year ended September 30, 2011.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the three year period from October 1, 2008 through September 30, 2011.

No additional Director compensation has been authorized for services for the period from October 1, 2009 through September 30, 2011, and through the date of this 10-K report filing.

Stock Options Granted for Compensation

As of September 30, 2011, all stock options had expired and are no longer outstanding. None of the stock options granted has ever been exercised.

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

12-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of

of class   of Beneficial Owner        beneficial ownership        Class

-------------------------------------------------------------------------

Common   Doubletree Capital Partners, Inc.    37,882,624           90.58%

         2560 Rice St                            (1)(2)

         St. Paul, MN 55113

Common   Bernard L. Brodkorb                  39,065,411           93.40%

         2560 Rice St.                           (2)

         St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000. Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation (DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 1,781,000 shares of Convertible Preferred Stock which at a conversion value of $0.10 would equal 17,810,000 shares of common stock. These convertible shares are included in the beneficial ownership table of percentages shown above.

(2) Includes a 100% beneficial interest in DCP, a 50% beneficial interest in DLC, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP.

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of

of class   Beneficial Owner           beneficial ownership          Class

-------------------------------------------------------------------------

Common   Bernard L. Brodkorb,                39,065,411  (1,2)     93.40%

Common   Donald G. Kampmann                     227,715  (3)        0.55%

                                             ----------            -------

Directors and executive officers as a group  39,293,126            93.95%

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

During the fiscal year ended September 30, 2011 the Company issued 292,000 shares of Cumulative Convertible Series A Preferred Stock to DCP at $1.00 per share par value in settlement of current loan liabilities and accrued interest valued at $292,000.

The total issued and outstanding common shares are 23,999,612 as of September 30, 2011. Issued and outstanding Convertible Preferred shares total 1,781,000 at September 30, 2011.

The Subsidiary Company, ISA Acceptance Corporation, issued 22,400 shares of Preferred Stock valued at $25.00 per share to a related investor on September 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-K: $24,750 in 2011 and $26,000 in 2010

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2011 and 2010.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2011 and 2010.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2011 and 2010.

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

Item 15. EXHIBITS

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to

Exhibits.

Section 4.1 Changes in Registrant’s Certifying Accountant.

Effective December 20, 2011, the Audit Committee of the Board of Directors of ISA Internationale Inc. (“ISA” or the “Registrant” or the “Issuer”) engaged the Las Vegas, Nevada firm of Seale and Beers, CPAs as the Independent Registered Public Accountant to audit ISA’s financial statements for the fiscal year ending September 30, 2011 and any interim periods.  During the

Registrant’s two most recent fiscal years and any subsequent interim period, ISA did not consult with Seale and Beers, CPAs or any of its members about the application of accounting principals to any specified transaction or any other matter.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of ISA consisting of Bernard L Brodkorb (Chairman) and Steven Boynton.

The engagement effective December 20, 2011 of Seale and Beers, CPAs as the new Independent Registered Public Accountant for ISA necessarily results in the termination or dismissal of the principal accountant which audited ISA's financial statements for the fiscal year ended September 30, 2010, De Joya, Griffith & Company, LLC.

During the Registrant’s two most recent fiscal years ended September 30, 2010 and the subsequent interim periods, there were no disagreements between the Registrant and De Joya, Griffith & Company, LLC concerning any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to De Joya, Griffith & Company, LLC’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their reports; there were no reportable events as described in Item 304(a)(1)(v)of Regulation S-K.

De Joya, Griffith & Company, LLC’s report dated January 13, 2011 and as amended on September 28, 2011 did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principals.

ISA has provided De Joya, Griffith & Company, LLC with a copy of the foregoing disclosures and requested from De Joya, Griffith & Company, LLC a letter addressed to the Commission stating whether De Joya, Griffith & Company, LLC agrees with the statements made by ISA in response to Item 304 (a) of Regulation S-K and, if not, stating the respects in which it does not agree.  De Joya, Griffith & Company, LLC’s letter is attached as an exhibit to this report as Exhibit 16.1.

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

10.2     Indemnification Agreement between ISA Internationale Inc. and Doubletree Liquidation Corporation., a Minnesota corporation.

16.1      Letter from Dejoya Griffith Company, LLC re No Disagreement with the Company as to reason for change in auditors for FYE 93011.

31.1     Rule 13a-14(a) Certification of Chief Executive Officer relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2011.

32     Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2011.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.

ISA INTERNATIONALE INC.

/s/Bernard L. Brodkorb

By Bernard L. Brodkorb                                    February 16, 2012

   President, Chief Executive Officer, and Director

End of Report