Form 10-K/A
period 2011-09-30
ISA INTERNATIONALE INC
filed 2012-02-21
CIK 1095133

                             UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

As of February 17, 2012, the registrant had 23,999,612 shares of common stock issued and outstanding.

As of February 17, 2012 the registrant had 1,781,000 shares issued and outstanding of the issuer's cumulative and convertible Series A preferred stock, par value $.0001, convertible into common shares at the rate of 10 common shares for each preferred share for a total of 17,810,000 common shares or an exchange common price of $.10 per share. The preferred shares shall be convertible to common shares at any time upon the option of the holder, Doubletree Capital Partners, Inc., a related party. The preferred shares bear a dividend rate of 12% per annum, dividends payable quarterly or annually at the option of the Company, and cumulative in amount until such time as they are paid to the holder by the Company, except that from April 1, 2011 and forward, all dividend payments of preferred stock have been suspended by the Company.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our annual report for the period ended September 30, 2011 is being filed to correct errors in the previous submission in our annual report filed with the Securities and Exchange Commission on February 16, 2012. The previously filed annual report for the year ended September 30, 2011, was missing an audit letter from the prior accounting firm of De Joya Griffith & Company, LLC.  In addition, the note pertaining to reclassifications of certain income and cash flow items has been updated to add greater clarification. Additionally, certifications required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, have been included.

                             TABLE OF CONTENTS

                                                                       Page

                                  PART I

Item 1.  Business                                                         4

Item 1A. Risk Factors                                                     7

Item 2.  Description of Property                                         14

Item 3.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        15

Item 6.  Selected Financial Data                                         18

Item 7.  Management's Discussion and Analysis                            19

Item 7A  Quantitative and Qualitative Disclosures About Market Risk   26-27

Item 8.  Financial Statements and Supplementary Data                     27

           Index to Audited Financial Statements                         27

           Report of Independent Registered Public Accounting Firm    28-29

           Consolidated Financial Statements                          30-33

           Notes to Consolidated Financial Statements                 34-45

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                   45-46

Item 9A. Controls and Procedures                                      46-47

Item 9B. Other Information                                               47

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Governance      48-49

Item 11. Executive Compensation                                          50

Item 12. Security Ownership of Certain Beneficial Owners

           and Management and Related Stockholder Matters                51

Item 13. Certain Relationships and Related Transactions                  52

Item 14. Principal Accounting Fees and Services                          53

                                   PART IV

Item 15. Exhibits                                                     53-54

         Index to Exhibits, Form 10-K                                    55

         Signatures                                                      55

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

Consolidated Statements of Cash Flows for the twelve months ended

  September 30, 2011 and 2010 ----------------------------------------31

Notes to Consolidated Financial Statements-------------------------32-42

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ISA Internationale, Inc. and Subsidiaries

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 16, 2012

Except for Note 11, as to which the date is February 17, 2012.

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ISA Internationale Inc. and subsidiaries

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheet of ISA Internationale Inc. and subsidiaries as of September 30, 2010, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISA Internationale Inc. and subsidiaries as of September 30, 2010 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12, the financial statements of ISA International, Inc. as of September 30, 2010, and for the year then ended have been restated to correct a misstatement.

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

                                           33

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

(11.) RECLASSIFICATIONS

The Company reclassified $55,600 of General and administrative expenses and $6,699 of Interest expense to General and administrative-related party and Interest expense-related party, respectively on the Statement of Operations for the year ended September 30, 2010 to conform to current presentation. The Company reclassified $3,756 of Interest on indemnification agreement-paid in capital from Operating to Financing activities and $28,240 of Payments for bank line of credit to Payments from bank lines, net of repayments on the Statement of Cash flows for the year ended September 30, 2010 to conform to current presentation.  The reclassifications had no effect on the Company’s financial condition, results of operation, or cash flows.

(12.) SUBSEQUENT EVENTS

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

ISA INTERNATIONALE INC.

/s/Bernard L. Brodkorb

By Bernard L. Brodkorb                                    February 17, 2012

   President, Chief Executive Officer, and Director

End of Report