Form 10-Q
period 2011-12-31
ISA INTERNATIONALE INC
filed 2012-02-21
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2011

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

On February 21, 2012 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

On February 21, 2012, there were also 1,781,000 shares of the the Registrant’s  convertible preferred stock, par value $.0001 per share issued and outstanding which would upon conversion at the option of the holder require the issuance of an additional 17,810,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                      5

        Consolidated Statements of Operations                            6

        Consolidated Statements of Cash Flows                            7

        Notes to Consolidated Financial Statements                    8-11

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    12-19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      19

ITEM 4T. Controls and Procedures                                        20

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     21

ITEM 3. Defaults upon Senior Securities                                 21

ITEM 4. Submission of Matters to a Vote of Security Holders             21

ITEM 5. Other Information                                               21

ITEM 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              22

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2011, and its results of operations, stockholders' equity, and cash flows for the three month period ended December 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on February 17, 2012.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,2011 September 30,2011

                                                           (Unaudited)     (Audited)

                    ASSETS                              -------------------------------

Current Assets:

   Cash and cash equivalents                              $       441       $   1,841

   Restricted cash                                              4,596          13,491

   Trade Receivables                                              992             580

   Prepaid expenses                                                 -               -

                                                         ------------       ---------

Total current assets                                     6,029          15,912

Fixed Assets

   Fixed assets at cost less depreciation                      21,115          24,460

                                                         ------------       ---------

       Total fixed assets                                      21,115          24,460

Other Assets:

   Finance contract receivables, net of collections            71,402          75,879

   Deposits - Long term                                             -               -

                                                         ------------       ---------

    Total other assets                                         71,402          75,879

                                                         ------------       ---------

Total assets                                                $  98,546      $  116,251

                                                          ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade and taxes                     $   166,410       $ 163,101

   Credit lines payable                                        17,503          18,360

   Notes payable other - current portion                        3,599           3,462

   Notes payable related party - current portion               89,426          87,011

   Convertible debentures payable                              50,000          50,000

   Accrued interest payable debentures                         26,368          25,611

                                                         ------------       ---------

   Total current liabilities                                  353,306         347,546

Long Term Liabilities

   Notes payable other - long term portion                      8,118           9,127

                                                         ------------       ---------

Total liabilities                                             361,424         356,674

                                                          ------------    ------------

Stockholders' equity:

   Preferred 12% cumulative convertible stock, par value $.0001

     30,000,000 shares authorized, 1,781,000 shares

     issued and outstanding at December 31, 2011

     and at September 30, 2011

      178             178

   Preferred ISA Acceptance Corporation, par value $25

     50,000 shares authorized, 22,400 shares issued and outstanding

     at December 31, 2011 and at September 30, 2011           560,000         560,000

   Common stock, $.0001 par value, 300,000,000 shares authorized;

     23,999,612 shares issued and outstanding at

     December 31, 2011 and at September 30, 2011                2,400           2,400

   Additional paid-in capital                              10,827,070      10,795,328

   Accumulated deficit                                    (11,115,026)    (11,060,829)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity (Deficit)                     (262,878)       (240,423)

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $  98,546       $ 116,251

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                                               Three Months Ended

                                                             December 31,  December 31,

                                                                 2011          2010

                                                            ---------------------------

Operating revenue:

 Financing income                                                $     50    $  1,526

 Third party collections                                            9,248      33,064

 Other collection fees                                              9,608      16,010

                                                                  -------    --------

  Total operating revenue                                          18,906      50,600

Operating expenses:

 Portfolio collection costs                                        22,462      86,665

 General and administrative                                        37,606      64,465

 General and administrative-related party                           8,750      22,650

                                                                 --------     --------

  Operating expenses                                               68,818     173,780

                                                                 --------     ---------

  Operating loss                                                  (49,912)   (123,180)

Other expenses

    Interest expense                                               (1,871)     (1,383)

    Interest expense-related party                                 (2,414)     (2,165)

                                                                 ---------    --------

Net loss                                                          (54,197)   (126,728)

Dividends to preferred stockholders                                    (-)    (45,037)

                                                                 ---------    --------

Net loss attributable to common stockholders                     $(54,197)  $(171,765)

                                                                 =========   =========

Basic loss per share                                             $ (0.002) $   (0.005)

                                                                 =========   =========

Weighted average common

Shares outstanding: Basic                                      23,999,612  23,999,612

                                                                ========== ==========

Dividends per share of common stock                                  none       none

Dividends per share of preferred stock                               0.00      $0.03

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                   Three Months       Three Months

                                                       Ended              Ended

                                                 December 31, 2011  December 31, 2010

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net loss                                             $  (54,197)        $ (126,728)

  Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                            3,345              2,369

  Reduction of debt receivable purchase price

    due to gross collections received                      4,477             10,542

 Changes in operating assets and liabilities:

  (Increase) decrease in Trade receivables                  (413)               (26)

  Decrease in prepaid expenses                                 -              4,500

  Increase in accounts payable and accrued expenses        3,309            (28,071)

                                                        ----------         ----------

     Cash used in operating activities                   (43,479)          (137,414)

Cash flows from investing activities:

  Purchase of debt receivables                                 -            (12,699)

                                                       ----------         ---------

    Cash used by investing activities                          -            (12,699)

Cash flows from financing activities:

  Proceeds from bank lines of credit                         200              3,446

  Payments for bank lines of credit                       (1,057)            (2,874)

  Payments on issuance of convertible notes

     payable - related party                                   -                (34)

  Proceeds from notes payable - related party              1,542               (170)

  Net proceeds from issuance of preferred ptock                -            122,963

  Proceeds from contributed capital-related party         31,742

  Increase in accrued interest payable,

     Convertible debentures                                  757                  0

                                                       ----------          ----------

  Cash provided by financing activities                   33,184            123,331

                                                       ----------          ----------

Increase (decrease) in cash and cash equivalents         (10,295)           (26,782)

Cash and cash equivalents at beginning of period          15,332             41,512

                                                       ----------          ----------

Cash and cash equivalents at end of period            $    5,037          $  14,730

                                                       ==========          ==========

Interest paid                                              4,285              3,548

Non-cash investing in financing transactions:

 Accrued preferred stock dividend expense                      -             45,037

                                                       ----------          ----------

      Total non-cash transactions                     $        -          $  45,037

                                                       ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2011 and the results of its operations and cash flows for the three months ended December 31, 2011 and 2010 Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

Critical Accounting Policies

Revenue Recognition and Finance Receivables:

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

Changes in company owned portfolio debt receivables for the quarter ended December 31, 2011:

  Balance at beginning of period, September 30, 2011

$75,879

  Acquisition of debt receivables

0

  Sale of debt receivables

0

  Cash collections applied to principal

(4,477)

-------

  Balance at the end of the period, December 31, 2011

$71,402

=======

  For our company owned portfolios revenue will be recognized based on FASB ASC 310. Since expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial cost of the investment has been recovered.

The cost recovery revenue recognized on debt receivables in the amount of $50 was for the three months ended December 31, 2011 and recorded other service fees of $9,248. Also we had income from our third party collections operations of $9,608 for a total income of $18,906. This compares to a total income for the three months ended December 31, 2010 of $50,600 which includes $1,526 in income above the cost recovery method referred to as finance income, other service fee income of $16,010 and $33,064 from third party collections fees.

Basis of Presentation:

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

Recent Accounting Pronouncements:

The Company’s management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and has determined that these pronouncements will have no material impact on the financial statements of ISA Internationale, Inc.

Note 2  LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $11,115,026 at December 31, 2011. The net loss for the three month period ended December 31, 2011 from operating activities was $54,197 compared to a net loss of $126,728 for the same period last year. The Company received loans and cash advances totaling $31,742 from a related party during the period ended December 31, 2011. These loans and cash advances have been recorded as additional contributed capital to the Company’s paid in capital at December 31, 2011.

During the same period in 2010, the Company issued $168,000 in Convertible Preferred Stock to convert loans payable to the related party to finance continuing operations for the three month period.

As of December 31, 2011, the Company also had a principal balance due of $89,426 in Notes payable to finance portfolio purchases to related parties and $11,717 in a bank note payable related to a automobile purchase in January 2010.

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

Note 3 STOCKHOLDER’S EQUITY:

Preferred Stock

As of December 31, 2011, there were 1,781,000 total preferred shares outstanding. As of December 31, 2011, the total convertible preferred shares would convert into an additional 17,810,000 common stock shares.

As of December 31, and September 30, 2011, the Company’s subsidiary, ISA Acceptance, has issued to a related party 22,400 shares of $25 par value 12% dividend non-convertible preferred shares, payable when declared. As of December 31, 2011, there were no dividends due the holder of these preferred shares as no dividends have been declared through December 31, 2011.

Common Stock

As of December 31, 2011, 23,999,612 shares of common stock were issued and outstanding. No additional shares were issued during the three months ended December 31, 2011.

Note 4 CONVERTIBLE DEBENTURES

The Company has reported a $50,000 convertible debenture and the related interest due thereon in the amount of $26,368 as of December 31, 2011. The interest rate on the remaining balance of $50,000 is 6% per annum.  Currently the debenture is in default and is convertible into 25,270 common shares at the rate of $3.00 per share at the option of the holder.

(4.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. The loan accrues interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan and the balance outstanding at December 31, 2011 is $30,848.

C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The loans accrue interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan. The balance outstanding at December 31, 2011 is $58,578.

All of the above loans are distributed on the balance sheet as current liabilities.

As of April 1, 2011, the Company has suspended the issuance of future dividends on the 1,781,000 convertible 12% Series A Preferred Stock shares that are outstanding.

During the quarter ended December 31, 2011, the Company received $26,742 in cash loans and advances from a related party. These advances and loans and a $5,000 management fee recorded as contributed capital as of December 31, 2011.

Note 5 OTHER LIABILITIES

The Company has a total outstanding balance of $17,503 in Credit Lines Payable for its available bank credit lines of $20,000 as of December 31, 2011. The interest rate is 12% per annum, the lines are unsecured, payable on demand, and guaranteed by the Company’s President.

The Company has a loan outstanding in the amount of $11,717 as of December 31, 2011 ($3,599 current and $8,118 Long Term). The interest rate is 5.11%. The note is personally guaranteed by an officer of the Corporation and the Company’s automobile is pledged as collateral to the loan.

Note 6 SUBSEQUENT EVENTS

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

On May 11, 2005, the Company, through its wholly owned subsidiary, ISA Financial Services, Inc. (formerly named ISA Acquisition Corporation), purchased $36,097,726 of portfolio debt receivables and commenced operations in the troubled debt collection business. Upon a detailed examination of the individual debts and accounts purchased, the Company determined that it should receive replacement debt receivables from the Seller companies due to substitutions and replacement debt considered to be non-collectible, as determined by the Company prior to September 30, 2005. Accordingly, the Company was given and did receive additional consumer debt receivables considered to be replacement debt in the additional net amount of $15,183,922 bringing the total consumer debt receivable purchase to $51,281,000 as of September 30, 2005.

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

Results of Operations for the three months ended December 31, 2011 and 2010.

Sales and Gross Profit

The Company recorded $9,248 in Third Party collection fee revenue, $9,608 in service fee income and $50 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended December 31, 2011. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts applied to principal from the debt portfolios in the amount of $4,477 were collected in the three months ended December 31, 2011. Funds applied to principal received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

The Company recorded $33,064 in Third Party collection fee revenue, $16,010 in service fee income and $1,526 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended December 31, 2010. The Company, in addition to its in-house staff, used third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts applied to principal from the debt portfolios in the amount of $9,977 were collected in the three months ended December 31, 2010 and $566 in portfolio buybacks. $1,526 has been recorded as a reduction of the purchase price carrying value of the purchased debt receivables up to the inventory cost of the receivable. Funds applied to principal received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses include collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $22,462 compared to $86,665 for the three months ended December 31, 2010. General and administrative expenses were $46,356 for the three months ended December 31, 2011 compared to $87,115 for three months ended December 31, 2010. The reduction was due to reduced overhead expenses for administrative personnel.

Interest expense for the three months ended December 31, 2011 totaled $4,285 compared to $3,548 for the three month period ended December 31, 2010.

Additional expenses are being incurred for office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of December 31, 2011, the Company had total assets of $98,546 consisting of $5,037 in cash, $992 in trade receivables, $21,115 in office equipment, furniture, and vehicles net of depreciation, $71,402 in finance contracts receivables net of collections. The fixed assets were written down for an impairment in the amount of $16,825 during the year ended September 30, 2011. An impairment write-down of $135,000 was also recorded against the carrying value of the finance debt receivables during the year ended September 30, 2011.

The Company also had $353,306 in current liabilities consisting of $166,410 in accounts payable and accrued expenses, bank credit lines payable totaled $17,503, $3,599 in notes payable other-current portion, $89,426 in notes payable to a related party current portion, and $76,368 in one defaulted convertible debenture in the amount of $50,000 and $26,368 in unpaid interest due thereon. There is an additional $8,118 in long-term liabilities for Notes payable other – long term portion.  Total liabilities as of December 31, 2011 were $361,424 compared to $253,357 at December 31, 2010. The major increase in liabilities is the increase in unpaid legal expenses related to legal expenses incurred over two years ago by the Company. The Company had recorded the benefit of a $50,266 discount in a bill for legal services rendered to March 31, 2008 but to date has been unable to take advantage of an agreed discount that would be due to the Company upon its related payment. There was also a liability that Company recorded as of September 30, 2011 due to the termination of an indemnification agreement that had been received by the Company in 2004 by a related party in the amount of $50,000. These two liability increases and related interest due in the amount of $26,368 more than account for the increase in liabilities since December 31, 2010.

As of December 31, 2010, the Company had total assets of $338,625 consisting of $14,730 in cash, $558 in trade receivables, $47,792 in office equipment, furniture, and vehicles net of depreciation, $270,545 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $192,915 in current liabilities consisting of $140,249 in accounts payable and accrued expenses, bank credit lines payable totaled $19,019, $3,422 in notes payable other-current portion, $29,921 in notes payable to a related party current portion, $304 in convertible notes payable related party. Total liabilities as of December 31, 2010 were $253,357.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's Form 10-K submission for the year ended September

30, 2011, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2011 of $11,115,026. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

The financial company has commenced its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.  There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2011, includes an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.40%, respectively of the Company's outstanding common stock at December 31, 2011. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $11,115,026 at December 31, 2011. The net loss for the three month period ended December 31, 2011 was $54,197.

The Company currently owes $166,410 in accounts payable and accrued expenses, bank credit lines payable totaling $17,503, $3,599 in notes payable other-current portion, $89,426 in notes payable to a related party current portion, and $76,368 in one defaulted convertible debenture in the amount of $50,000 and $26,368 in unpaid interest due thereon. Total liabilities as of December 31, 2011 were $361,424 compared to $253,357 at December 31, 2010.

The major increase in liabilities is the increase in unpaid legal expenses related to legal expenses incurred over two years ago by the Company. The Company had recorded the benefit of a $50,266 discount in a bill for legal services rendered to March 31, 2008 but to date has been unable to take advantage of an agreed discount that would be due to the Company upon its related payment. There was also a liability that the Company recorded as of September 30, 2011 due to the termination of an indemnification agreement that had been received by the Company in 2004 by a related party in the amount of $50,000. These two liability increases and related interest due in the amount of $26,368 more than account for the increase in liabilities since December 31, 2010.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $26,638 in accrued interest. No cash interest or principal payments were ever made by the Company on the remaining debentures to the debenture holders.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2011, the Company's disclosure controls and procedures were effective.

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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of December 31, 2011, our controls were effective.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending December 31, 2011, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased finance contract receivables. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2011.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of December 31, 2003 continue as of December 31, 2011, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $26,538 as of December 31, 2011 is recorded as a current liability by the Company at December 31, 2011. (See note 7 in the notes to financial statements).

ITEM 4. Submission of Matters to a Vote of Security Holders

None during the quarter ended December 31, 2011.

ITEM 5. Other Information

None during the quarter ended December 31, 2011.

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

      Date: February 21, 2012