Form 10-Q
period 2012-03-31
ISA INTERNATIONALE INC
filed 2012-05-17
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
-----------------------------------------------------------------------------

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

On May 17, 2012 there were 23,999,612 shares of the Registrant's common stock, par value $.0001 per share and 1,781,000 shares of Convertible Preferred Stock, par value $.0001 per share issued and outstanding.

The Convertible Preferred Stock would upon conversion at the option of the holder require the issuance of an additional 17,810,000 shares of common stock.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q

                              TABLE OF CONTENTS

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and its results of operations, stockholders' equity, and cash flows for the six month period ended March 31, 2012. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on May 15, 2012.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                       March 31, 2012 September 30,2011

                    ASSETS                              -------------------------------

Current Assets:

   Cash and cash equivalents                              $     2,731       $   1,841

   Restricted cash                                              3,520          13,491

   Trade Receivables                                              280             580

   Prepaid expenses                                                 -               -

                                                         ------------       ---------

Total current assets                                     6,531          15,912

Fixed Assets

   Fixed assets at cost less depreciation                      17,770          24,460

                                                         ------------       ---------

       Total fixed assets                                      17,770          24,460

Other Assets:

   Finance contract receivables, net of collections            67,835          75,879

   Deposits - Long term                                             -               -

                                                         ------------       ---------

    Total other assets                                         67,835          75,879

                                                         ------------       ---------

Total assets                                                $  92,136      $  116,251

                                                          ===========    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade and taxes                     $   163,565       $ 163,101

   Credit lines payable                                        18,035          18,360

   Notes payable other - current portion                        3,648           3,462

   Notes payable related party - current portion               91,908          87,011

   Convertible notes payable, related party secured            67,016               0

   Convertible debentures payable - defaulted                  50,000          50,000

   Accrued interest payable debentures - defaulted             27,116          25,611

                                                         ------------       ---------

   Total current liabilities                                  421,288         347,546

Long Term Liabilities

   Notes payable other - long term portion                      7,187           9,127

                                                         ------------       ---------

Total liabilities                                             361,295         356,674

                                                          ------------    ------------

Stockholders' equity:

   Preferred 12% cumulative convertible stock, par value $.0001

     30,000,000 shares authorized, 1,781,000 shares

     issued and outstanding at March 31, 2012

     and at September 30, 2011

      178             178

   Preferred ISA Acceptance Corporation, par value $25

     50,000 shares authorized, 22,400 shares issued and outstanding

     at March 31, 2012 and at September 30, 2011              560,000         560,000

   Common stock, $.0001 par value, 300,000,000 shares authorized;

     23,999,612 shares issued and outstanding at

     March 31, 2012 and at September 30, 2011                   2,400           2,400

   Additional paid-in capital                              10,827,070      10,795,328

   Accumulated deficit                                    (11,188,488)    (11,060,829)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity (Deficit)                     (336,339)       (240,423)

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $  92,136       $ 116,251

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                           3 Months Ended            6 Months Ended

                                     March 31,     March 31,   March 31,     March 31,

                                         2012          2011       2012          2011

                                        -----------------------------------------------

Operating revenue:

 Financing income                     $      0     $     191   $      50     $   1,717

 Third party collections                11,294        47,679      20,542        80,742

 Other collection fees                  10,965        22,958      20,573        38,965

                                       -------       -------    --------       -------

  Total operating revenue               22,259        70,828      41,165       121,417

Operating expenses:

 Portfolio collection costs             16,930        71,447      39,391       162,612

 General and administrative             63,055        40,721     100,661        90,186

 General and Administrative-related

      Party                             11,250        12,650      20,000        50,300

                                       -------       -------     -------       -------

  Operating expenses                    91,235       124,817     160,053       303,098

                                      --------     --------     --------      --------

  Operating loss                       (68,975)     (53,989)   (119,888)     (181,671)

Other expenses

    Interest expense                    (2,004)       (5,251)     (3,875)       (6,633)

    Interest expense-related party      (2,482)       (2,224)     (4,896)       (4,389)

                                      --------       -------    --------      --------

Net loss                               (73,461)      (61,464)   (127,658)     (192,693)

Dividends to preferred stockholders          0       (49,029)          0       (94,066)

                                     ---------      --------    --------      --------

Net loss attributable to common      $ (73,461)     (110,493)   (127,658)     (286,759)

stockholders                         =========      ========   =========      ========

 Basic loss per share                 $ (0.003)      $ (.003)  $  (0.005)    $ (0.008)

                                     =========      ========    ========      ========

Weighted average common

Shares outstanding: Basic           23,999,612    23,999,612  23,999,612    23,999,612

                                    ==========    ==========  ==========    ==========

Dividends per share of common stock       none          none        none          none

Dividends per share of preferred        $0.000         0.003      $0.000         0.005

stock

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Six Months         Six Months

                                                        Ended              Ended

                                                    March 31, 2012    March 31, 2011

                                                  ----------------   ----------------

Cash flows from operating activities:

 Net loss                                             $ (127,658)        $ (192,692)

  Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                            6,689              3,569

  Consulting fees                                          7,500

  Reduction of debt receivable purchase price

    due to gross collections received                      8,044             33,153

  Interest contributed to capital                              0              1,497

 Changes in operating assets and liabilities:

  (Increase) decrease in Trade receivables                   300               (431)

   Increase in accounts payable and accrued expenses         464            (22,051)

                    0

                                                        ----------         ----------

     Cash used in operating activities                  (104,661)          (176,955)

Cash flows from investing activities:

  Purchase of debt receivables                                 -            (12,699)

                                                       ----------         ---------

    Cash used by investing activities                          -            (12,699)

Cash flows from financing activities:

  Proceeds from bank lines of credit                                          4,539

  Payments for bank lines of credit                         (325)            (4,785)

  Payments on issuance of convertible notes

     payable - related party                               2,956                452

  Proceeds from notes payable - other                        186              2,718

  Proceeds from issuance of convertible debt

     related party – secured – net of consulting fee      59,515

  Increase in accrued interest on defaulted debentures     1,505                  0

  Net proceeds from issuance of preferred stock                -            197,934

  Proceeds from contributed capital-related party         31,742

  0

                                                       ----------         ----------

  Cash provided by financing activities                   95,579            200,858

                                                       ----------         ----------

Increase (decrease) in cash and cash equivalents         (9,081)            11,204

Cash and cash equivalents at beginning of period          15,332             41,512

                                                       ----------          ----------

Cash and cash equivalents at end of period            $    6,251          $  52,718

                                                       ==========          ==========

Interest credited to paid in capital                                          1,497

Non-cash investing in financing transactions:

 Accrued preferred stock dividend expense                      -            197,934

                                                       ----------          ----------

      Total non-cash transactions                     $        -          $ 199,431

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at March 31, 2012 and the results of its operations and cash flows for the six months ended March 31, 2012 and 2011 Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

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

Changes in company owned portfolio debt receivables for the quarter ended March 31, 2012:

  Balance at beginning of period, December 31, 2011

$71,402

  Acquisition of debt receivables

0

  Sale of debt receivables

0

  Cash collections applied to principal

 (3,567)

-------

  Balance at the end of the period, March 31, 2012

$67,835

=======

  For our company owned portfolios revenue will be recognized based on FASB ASC 310. Since expected cash flows cannot be reasonably estimated, the Company will continue to use the "Recovery Method" under which revenues are only recognized after the initial cost of the investment has been recovered.

The cost recovery revenue recognized no income on debt receivables in the quarter ended March 31, 2012 and recorded other service fees income of $10,965. Also we had income from our third party collections operations of $11,294 for a total income of $22,259. This compares to a total income for the three months ended March 31, 2012 of $70,828 which includes $191 in income above the cost recovery method referred to as finance income, other service fee income of $11,958 and $47,679 from third party collections fees.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $11,188,488 at March 31, 2012. The net loss for the three month period ended March 31, 2012 from operating activities was $73,461 compared to a net loss of $61,464 for the same period last year. The Company received loans and cash advances totaling $67,016 from a related party during the period ended March 31, 2012. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done at December 31, 2011 for similar loans and advances in the amount of $31,742.

During the same period in 2011, the Company issued $49,029 in Convertible Preferred Stock to convert loans payable to the related party to finance continuing operations for the three month period.

As of March 31, 2012, the Company also had a principal balance due of $91,908 in Notes payable to finance portfolio purchases to related parties and $10,835 in a bank note payable related to an automobile purchase in January 2010.

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

Note 3 STOCKHOLDER’S EQUITY:

Preferred Stock

As of March 31, 2012, there were 1,781,000 total preferred shares outstanding. As of that date, the total convertible preferred shares would convert into an additional 17,810,000 common stock shares.

As of March 31, 2012 and September 30, 2011, the Company’s subsidiary, ISA Acceptance, has issued to a related party 22,400 shares of $25 par value 12% dividend non-convertible preferred shares, payable when declared. As of March 31, 2012, there were no dividends due the holder of these preferred shares as no dividends have been declared through March 31, 2012.

Common Stock

As of March 31, 2012, 23,999,612 shares of common stock were issued and outstanding. No additional shares were issued during the three months ended March 31, 2012. The notes payable – related party of $67,016 outstanding as of March 31, 2012 (see further reference in note 4.b below)and any accrued interest payable due on these notes are convertible at the option of the related party into common stock shares of the Company. As of March 31, 2012, an additional 670,016 of common stock shares would be issuable by the Company.

Note 4 CONVERTIBLE DEBENTURES

The Company has reported a $50,000 convertible debenture and the related interest due thereon in the amount of $27,116 as of March 31, 2012. The interest rate on the remaining balance of $50,000 is 6% per annum.  Currently the debenture is in default and is convertible into 25,270 common shares at the rate of $3.00 per share at the option of the holder.

Note 5 RELATED PARTY TRANSACTIONS

(5.A) NOTES PAYABLE - RELATED PARTY

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. The loan accrues interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan and the balance outstanding at March 31, 2012 is $31,704.

C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The loans accrue interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan. The balance outstanding at March 31, 2012 is $60,204.

All of the above loans are distributed on the balance sheet as current liabilities for a total amount of $91,908.

As of April 1, 2011, the Company has suspended the issuance of future dividends on the 1,781,000 convertible 12% Series A Preferred Stock shares that are outstanding.

(5.B) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended March 31, 2012, the Company received $59,516 in cash loans and advances from a related party. These advances and loans and a $7,500 management fee payable to Doubletree Capital Partners, Inc., recorded as notes payable – related party for a total of $67,016, are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing March 31, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 670,160 common shares at the rate of $.10 per share as of March 31, 2012.

(5.C) ADDITIONAL PAID IN CAPITAL - RELATED PARTY

During the quarter ended December 31, 2011, the Company received $31,742 in cash and services rendered from a related party that have been treated as contributions made to capital. Doubletree Capital Partners contributed $26,742 in cash while Doubletree Capital Partners, Inc. provided management services valued at $5,000 for which payment was forgone to provide for the capital contribution.

Note 6 OTHER LIABILITIES

The Company has a total outstanding balance of $18,035 in Credit Lines Payable for its available bank credit lines of $20,000 as of March 31, 2012. The interest rate is 12% per annum, the lines are unsecured, payable on demand, and guaranteed by the Company’s President.

The Company has a loan outstanding in the amount of $10,835 as of March 31, 2012 ($3,648 current and $7,187 Long Term). The interest rate is 5.11%. The note is personally guaranteed by an officer of the Corporation and the Company’s automobile is pledged as collateral to the loan.

Note 7 SUBSEQUENT EVENTS

The management of the Company has evaluated all of the subsequent events through the date of this report and has determined the only matter that needs reporting is that defaulted debenture note payable statute of limitation expires on April 1, 2012 and the Company will after March 31, 2012 remove from its balance sheet the $50,000 debenture note payable and the related accrued interest payable in the amount of $27,116. Legal counsel for the Company determined over three years ago that the Company could remove the debt from its books due to statute of limitation expirations on the debt. The Company has waited an additional three years and now accordingly will remove the debt from its books.

The management of the Company has evaluated all other subsequent events through the date of this report and has determined there are no other matters that need reporting within this 10Q as of March 31, 2012.

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

Results of Operations for the three months ended March 31, 2012 and 2011.

Sales and Gross Profit

The Company recorded $11,294 in Third Party collection fee revenue, $10,965 in service fee income and $0 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended March 31, 2012. The Company, in addition to its in-house staff, uses third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts applied to principal from the debt portfolios in the amount of $3,567 were collected in the three months ended March 31, 2012. Funds applied to principal received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

The Company recorded $47,679 in Third Party collection fee revenue, $22,958 in service fee income and $191 in portfolio collection of our own inventory of debt receivables using the cost recovery method of revenue recognition income for the three months ended March 31, 2011. The Company, in addition to its in-house staff, used third party collection companies and outside legal firms to assist in the collection efforts on the purchased debt receivables. Collection receipts applied to principal from the debt portfolios in the amount of $45,031 were collected in the three months ended March 31, 2011. Funds applied to principal received over the inventory cost are booked as revenue. The Company believes the net cash flows received from collections on the current inventory of debt receivables will not be sufficient to sustain Company operations in the future. Efforts are being expended to purchase additional debt portfolio receivables for future additional revenues.

Operating Expenses

Operating expenses include collection costs and general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Direct collection costs incurred during the quarter were $16,930 compared to $71,447 for the three months ended March 31, 2011. General and administrative expenses were $74,305 for the three months ended March 31, 2012 compared to $53,371 for three months ended March 31, 2011. The increase is primarily due to increased staffing costs to facilitate auditing and bookkeeping costs associated with the reporting requirements for the periods involved.

Interest expense for the three months ended March 31, 2012 totaled $4,486 compared to $7,475 for the three month period ended March 31, 2011.

Additional expenses are being incurred for office, telephone, consulting, and legal and professional expenses relating to the Company's efforts in the growth and development of its direct collection business operations.

Liquidity and Capital Resources

As of March 31, 2012, the Company had total assets of $92,136 consisting of $6,251 in cash, $280 in trade receivables, $17,770 in office equipment, furniture, and vehicles net of depreciation, $67,835 in finance contracts receivables net of collections. The fixed assets were written down for an impairment in the amount of $16,825 during the year ended September 30, 2011. An impairment write-down of $135,000 was also recorded against the carrying value of the finance debt receivables during the year ended September 30, 2011.

The Company also had $421,288 in current liabilities consisting of $163,565 in accounts payable and accrued expenses, bank credit lines payable totaled $18,035, $3,648 in notes payable other-current portion, $91,908 in notes payable to a related party current portion, $67,016 in 12% convertible notes payable – secured – related party, and $77,116 in one defaulted convertible debenture in the amount of $50,000 and $27,116 in unpaid interest due thereon. There is an additional $7,187 in long-term liabilities for Notes payable other – long term portion.  Total liabilities as of March 31, 2012 were $428,475 compared to $261,935 at March 31, 2011. The major increase in liabilities is the increase in unpaid legal expenses related to legal expenses incurred over two years ago by the Company. The Company had recorded the benefit of a $50,266 discount in a bill for legal services rendered to March 31, 2008 but to date has been unable to take advantage of an agreed discount that would be due to the Company upon its related payment. There was also a liability that Company recorded as of September 30, 2011 due to the termination of an indemnification agreement that had been received by the Company in 2004 by a related party in the amount of $50,000. These two liability increases and related interest due in the amount of $27,116 more than account for the increase in liabilities since March 31, 2011.

As of March 31, 2011, the Company had total assets of $357,706 consisting of $52,716 in cash, $963 in trade receivables, $4,500 in prepaid deposits, $46,592 in office equipment, furniture, and vehicles net of depreciation, $247,935 in finance contracts receivables net of collections, and $5,000 in long-term deposits. It had $202,266 in current liabilities consisting of $146,270 in accounts payable and accrued expenses, bank credit lines payable totaled $18,202, $3,462 in notes payable other-current portion, $33,542 in notes payable to a related party current portion, $790 in convertible notes payable related party. Total liabilities as of March 31, 2011 were $261,935 and included notes payable long term of $59,669.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2012 of $11,488,087. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.40%, respectively of the Company's outstanding common stock at March 31, 2012. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $11,188,488 at March 31, 2012. The net loss for the six month period ended March 31, 2012 was $127,658.

The Company currently owes $163,566 in accounts payable and accrued expenses, bank credit lines payable totaling $18,035, $3,648 in notes payable other-current portion, $91,908 in notes payable to a related party current portion,

$67,016 in 12% convertible notes payable – secured – related party and $77,116 in one defaulted convertible debenture in the amount of $50,000 and $27,116 in unpaid interest due thereon. Total liabilities as of December 31, 2011 were $428,475 compared to $261,953 at March 31, 2011.

The major increase in liabilities is the increase in unpaid legal expenses related to legal expenses incurred over two years ago by the Company. The Company had recorded the benefit of a $50,266 discount in a bill for legal services rendered to March 31, 2008 but to date has been unable to take advantage of an agreed discount that would be due to the Company upon its related payment. There was also a liability that the Company recorded as of September 30, 2011 due to the termination of an indemnification agreement that had been received by the Company in 2004 by a related party in the amount of $50,000. These two liability increases and related interest due in the amount of $27,116 more than account for the increase in liabilities since March 31, 2011.

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

The Company is in default under the terms of its obligation to make quarterly interest payments on convertible 12% debentures issued between September 1999 and June 2000. These debentures now in default classified as current liabilities totaled $50,000 in principal and $27,116 in accrued interest. No cash interest or principal payments were ever made by the Company on the remaining debentures to the debenture holders.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2012, the Company's disclosure controls and procedures were effective.

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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of March 31, 2012, our controls were effective.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the three months ending March 31, 2012, the Company was names as a defendant and sued in a new legal matter regarding its collection efforts and it is assumed to be in the ordinary course of its operational business to collect purchased finance contract receivables. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2012.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of March 31, 2012 continue as of March 31, 2012, after partial conversions into common stock of the Company. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $27,116 as of March 31, 2012 is recorded as a current liability by the Company at March 31, 2012. (See note 7 in the notes to financial statements).

ITEM 4. Submission of Matters to a Vote of Security Holders

None during the quarter ended March 31, 2012.

ITEM 5. Other Information

None during the quarter ended March 31, 2012.

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

      Date: May 17, 2012