Form 10-Q
period 2012-06-30
ISA INTERNATIONALE INC
filed 2012-08-20
CIK 1095133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

On August 20, 2012, there were 48,874,912 shares of the Registrant's common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (check one).  Yes [] No [X]

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q

                              TABLE OF CONTENTS

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These consolidated financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and its results of operations, stockholders' equity, and cash flows for the nine month period ended June 30, 2012. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K/A filed on February 21, 2012.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                        June 30, 2012 September 30,2011

                    ASSETS                              -------------------------------

Current Assets:

   Cash and cash equivalents                              $     2,422       $   1,841

   Restricted cash                                                  0          13,491

   Trade Receivables                                                0             580

   Prepaid expenses                                                 0               0

                                                         ------------       ---------

Total current assets                                     2,422          15,912

Fixed Assets

   Fixed assets at cost less depreciation                      12,589          24,460

                                                         ------------       ---------

       Total fixed assets                                      12,589          24,460

Other Assets:

   Finance contract receivables, net of collections             8,002          75,879

   Non Marketable Securities                                    2,000               0

   Proceeds due from Sale of Assets                            14,500               0

                                                         ------------       ---------

    Total other assets                                         24,500          75,879

                                                         ------------       ---------

Total assets                                                $  39,513      $  116,251

                                                          ===========    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade and taxes                     $   137,768       $ 163,101

   Credit lines payable                                             0          18,360

   Notes payable other - current portion                        3,694           3,462

   Notes payable related party – includes accrued

      interest – defaulted - current portion                   94,459          87,011

   Convertible notes payable, related party secured            43,878               0

   Investment Payable                                           2,000               0

   Convertible debentures payable - defaulted                       0          50,000

   Accrued interest payable debentures - defaulted                  0          25,611

                                                         ------------       ---------

   Total current liabilities                                  281,799         347,546

Long Term Liabilities

   Notes payable other - long term portion                      6,246           9,127

                                                         ------------       ---------

Total liabilities                                             288,045         356,674

                                                          ------------    ------------

Stockholders' equity:

   Preferred 12% cumulative convertible stock, par value $.0001

     30,000,000 shares authorized, No shares issued and

     outstanding at June 30, 2012 and 1,781,000 issues and

     outstanding at September 30, 2011                              0             178

   Preferred ISA Acceptance Corporation, par value $25

     50,000 shares authorized, No shares issued and outstanding at June 30, 2012 and 22,400 issued and outstanding at

     September 30, 2011                                             0         560,000

   Common stock, $.0001 par value, 300,000,000 shares

     authorized; 48,874,912

 shares issued at June 30, 2012

     and 23,999,612 issued at September 30, 2011                4,888           2,400

   Additional paid-in capital                              11,475,856      10 795,328

   Accumulated deficit                                    (11,191,776)    (11,060,829)

   Treasury stock                                            (537,500)       (537,500)

                                                          ------------     -----------

   Total stockholders' equity (Deficit)                     (248,532)       (240,423)

                                                          ------------      ---------

Total liabilities and stockholders' equity                  $  39,513       $ 116,251

                                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                           3 Months Ended            9 Months Ended

                                      June 30,      June 30,    June 30,      June 30,

                                         2012          2011         2012          2011

                                        -----------------------------------------------

Operating expenses:

 Portfolio collection costs                  0           191           0           604

 General and administrative             16,897        39,757      94,286       138,945

 General and Administrative-related

      Party                              8,250         8,620      24,500        26,885

                                       -------       -------     -------       -------

  Operating expenses                    25,147        48,568     118,786       166,434

                                      --------     --------     --------      --------

  Operating loss                       (25,147)     (48,568)   (118,786)     (166,434)

Other expenses

    Interest expense                      (547)       (3,135)     (2,740)       (4,044)

    Interest expense-related party      (1,168)       (1,346)     (7,746)      (10,550)

    Gain on liability extingishment     77,116             0      77,116            0

                                       --------       -------    --------      --------

Net income (loss) before discontinued

    Operations                          50,254       (53,049)    (52,156)     (181,028)

Discontinued Operations

    Loss from discontinued operations  (53,542)      (40,218)    (78,790)     (104,932)

                                       --------      --------    --------      --------

Net (loss)                              (3,288)      (93,267)   (130,946)     (285,960)

                                      --------      --------    --------      --------

Dividends to preferred stockholders          0            0          0         (94,066)

                                     ---------      --------    --------      --------

Net loss attributable to common      $  (3,288)    (93,267)    (130,946)     (380,026)

stockholders                         =========      ========    =========     ========

Basic earnings (loss) per share

     Continuing operations            $ (0.002   $    (0.002)   $ (0.002)    $ (0.008)

     Discontinued operations            (0.002)       (0.002)     (0.003)      ( 0.004

Basic & diluted gain (loss) per share    0.000        (0.004)     (0.005)      (0.012)

                                     =========      ========    ========      ========

Weighted average common

Shares outstanding: Basic           24,539,751    23,999,612  24,355,472    23,999,612

                                    ==========    ==========  ==========    ==========

Dividends per share of common stock       none          none        none          none

Dividends per share of preferred        $0.000         0.000      $0.000         0.005

stock

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Nine Months         Nine Months

                                                        Ended               Ended

                                                   June 30, 2012       June 30, 2011

                                                  ----------------   ----------------

Cash flows from operating activities:

 Net loss                                             $ (130,946)        $ (285,959)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                            4,027              6,832

  Consulting fees                                         20,000

  Reduction of debt receivable purchase price

    due to gross collections received                      8,044             67,674

 Changes in operating assets and liabilities:

  (Increase) decrease in Trade receivables                   579             (1,768)

   Decrease in deposits                                                       2,500

  (Increase) in prepaid expenses                                               (505)

   Increase in investment payable                           2000

   Increase in accounts payable and accrued expenses     (25,333)           (40,423)

   Increase in notes payable – related party               7,448              6,775    Discontinued Operations:

   Note proceeds receivable on disposal of business

     Operations                                          (14,500)                 0

                                                       ---------           --------

     Cash used in operating activities                  (128,681)          (244,974)

Cash flows from investing activities:

  Purchase of Investment Stock in Newsbeat Inc.           (2,000)                0

  Purchase of debt receivables                                 0            (12,699)

                                                       ----------         ---------

    Cash used by investing activities                     (2,000)           (12,699)

Cash flows from financing activities:

  Proceeds from bank lines of credit                           0              4,785

  Payments for bank lines of credit                      (18,360)            (5,496)

  Payments on issuance of convertible notes

     payable - related party                                   0               (338)

  Proceeds from notes payable – auto loan                 (2,650)            (2,519)

  Proceeds from issuance of convertible debt

     related party – secured – net of consulting fee      23,878                  0

  Net proceeds from issuance of preferred stock                0            197,963

  Proceeds from contributed capital-related party         98,758

    45,160

  Accounts payable and accrued liabilities of discontinued

     Segment assumed by purchaser – related party –

     Net of assets sold                                   16,145                  0

                                                         -------         ----------

  Cash provided by financing activities                  117,771            239,555

                                                       ----------         ----------

Increase (decrease) in cash and cash equivalents         (12,910)           (18,118)

Cash and cash equivalents at beginning of period          15,332             41,512

                                                       ----------          ----------

Cash and cash equivalents at end of period            $    2,422          $  23,394

                                                       ==========          ==========

Non-cash investing in financing transactions:

 Additional paid – capital for indemnification agreement       0              2,104

 Accrued preferred stock dividend expense                      0            197,934

                                                       ----------          ----------

      Total non-cash transactions                     $        0          $ 200,038

                                                       =========          ==========

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

These consolidated financial statements include the parent Company, ISA Internationale, Inc., its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation).

On June 29, 2012, the Company’s Board of Directors approved the discontinuance of the operations of a wholly owned subsidiary that was in the debt collection business and sold the subsidiary, ISA Acceptance Corporation, to a related party for a note receivable of $14,500 and future potential proceeds on the sale or disposition of a portion of the proceeds of 3,000,000 common stock shares of ISA Internationale, Inc., owned by the subsidiary that were received by the purchaser as consideration of total transaction of the Stock Purchase Agreement. See note 5 for complete explanation of the Stock Purchase Agreement transaction.

The Company and its Board of Directors has decided to become a Business Development Corporation as of June 29, 2012 and has accordingly filed Form N54-A with the Securities and Exchange Commission therein effecting the start of the Company’s operations as a Business Development Corporation See note 7 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at June 30, 2012 and the results of its operations and cash flows for the nine months ended June 30, 2012 and 2011 Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2012 reflect

-	Cash: Level One measurement based on bank reporting.

-	Loans from Officers and related parties: Level 2 based on observable inputs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $11,191,776 at June 30, 2012. The Company incurred a net loss from operating activities of $3,288 for the three month period ended June 30, 2012 and compared to a net loss of $93,267 for the same period last year, adjusted for losses from discontinued operations in the amounts of $53,542 and $40,218 for the same three month periods of 2012 and 2011, respectively.

The Company received loans and cash advances totaling $23,878 from a related party during the quarter ended ended June 30, 2012. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done through March 31, 2012 in the amount of $98,758.

As of June 30, 2012, the Company also had a principal balance due of $94,459 in Notes payable to finance portfolio purchases to related parties and $9,940 in a bank note payable related to an automobile purchase in January 2010.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization and was attempting to establish itself in the debt collection business within the financial services industry.

As of June 30, 2012, the Company has changed its business plan and has ceased being a debt collection Company, sold its existing debt collection business that had been operated within a wholly owned subsidiary and is formulated plans to begin operations as a Business Development Corporation, effective June 29, 2012. However, there can be no assurance these new actions will be successful.

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

Note 3 STOCKHOLDER’S EQUITY:

Preferred Stock

As of June 29, 2012, all of the Company’s previously issued 1,781,000 of Preferred shares have been converted into 17,810,000 as authorized by the Company’s Board of Directors. The shares were previously convertible into 17,810,000 common shares as the Company’s Board of Directors authorized the conversion price previously upon date of original issuance.

Previous to June 28, 2012, the Company’s subsidiary, ISA Acceptance Corporation had issued to a related party 22,400 shares of $25 par value 12% dividend non-convertible preferred shares, payable when declared. On June 28, 2012, the Company and its subsidiary converted the Preferred Stock of 22,400 shares into a 6% Note Payable on the books of the subsidiary in the amount of $560,000. This note has been included in the Stock Purchase Agreement that was completed on June 29, 2012 and is included in the assumption of liabilities by the purchaser. This note and an additional $149,680 in various liabilities were assumed by the purchaser – related party - as a part of the Stock Purchase Agreement. See note 5 - discontinued operations for a complete explanation of the Stock Purchase Agreement an a complete itemization of the assets sold and liabilities assumed within the transaction.

Common Stock

As of June 30, 2012, an additional 7,065,300 of common shares were issued as a part of the Stock Purchase Agreement to the wholly owned subsidiary, ISA Acceptance Corporation, consummated with the purchaser – related party as consideration for the payment of Intercompany loans and advances totaling $512,234 due to the subsidiary by the Parent Company at June 28, 2012.

There was an additional 17,810,000 of common shares issued to a related party management Company due for the conversion of previously issued Preferred Stock shares of 1,781,000 prior to September 30, 2011. See reference to note 3 above for a further explanation of the issuance.

As a result of these new issues of common shares, there are 48,874,912 in common stock shares outstanding at June 30, 2012.

Note 4 CONVERTIBLE DEBENTURES

The Company had reported a $50,000 convertible debenture and the related interest due thereon in the amount of $27,116 as of March 31, 2012. The Company has removed the liability of $77,116 at June 30, 2012 due to the expiration of the Statute of Limitations under Minnesota Law for the payment of the debt as well as the expiration of an Indemnification Agreement between the Company and the Company’s Management Party. As a result, the Company recorded an extraordinary item of income at June 30, 2012 in the amount of $77,116. This gain of $77,116 has been recorded as an extraordinary item of income due to the extinguishment of the debt on the books of the Company at June 30, 2012.

Note 5 DISCONTINUED OPERATIONS

During the recent quarters of operations beginning with the fiscal year ended September 30, 2009, the Company had experienced a history of losses from operations. Due to the Company's financial condition and inability to continue ongoing operations with current cash flows, along with debt obligations, towards the beginning of fiscal 2012, on October 1, 2011, the Company's Board of Directors and management determined that it would be in the best interest of the Company's stockholders to sell all of the operating assets and liabilities associated with the Company’s wholly-owned subsidiary that was in the debt collection business on June 28, 2012.

On June 28, 2012, the Board of Directors approved the sale of all the assets and liabilities of a wholly owned subsidiary operating completely within the debt collection business to related parties that had been directing and operating all of the efforts of the Company to establish itself within that industry.  The related parties have a Company that has been in the debt liquidation business and through an agreement the parties have decided to sell the assets and related inherent liabilities to that entity 100% owned by the related parties under a Stock Purchase Agreement dated June 29, 2012. Accordingly, on June 29, 2012 we completed the sale of substantially all of the subsidiary assets and liabilities of the subsidiary ISA Acceptance Corporation to Doubletree Liquidation Corporation, a Minnesota corporation formed in 2005 by the related parties, for consideration valued at approximately $1,042,000, which consisted of the following:

The transaction as herein described.

(i)  7,065,300 of the seller Company’s, ISA Internationale, Inc. common stock shares which were to be delivered to the Purchaser at Closing.

(ii) An unsecured promissory note in the aggregate principal amount of

$14,500 due the seller within 3 years. The promissory note bears interest at the rate of 6%, with principal and interest due on upon the disposition of the liquidation of the various assets sold on June 29, 2012. Additional proceeds are due as follows in a separate provision in the purchase agreement as of June 30, 2012. The Purchaser DLC also has the obligation to pay to the seller ISAF, additional certain specific excess proceeds received by DLC on the sale of the first 3,000,000 shares of ISA Internationale, Inc. in excess of $.25 per share of stock sold and further after all of the trade debts that are owed by ISAC as of 6.29.12 are paid in full. This provision is not a part of the promissory note obligation on the payment of the $14,500 plus interest due thereon until paid in full, but is a part of the Purchase Agreement signed by ISAF to Doubletree Liquidation Corporation

The following tables summarize the consideration received and the net liabilities divested:

Consideration Received

Promissory Note in the amount of $14,500 with interest at the rate of 6% per annum until paid in full.

Proceeds received by DLC, the seller, on shares sold by them exceeding a sale price of $.25 per share on the first 3,000,000 common shares sold by the purchaser, as explained above. No value to this provision has been calculated as of June 30, 2012 because the Company can’t predict what proceeds, if any, would accrue to the Company on the sale of common shares tendered to ISAC in full payment for the intercompany loans paid in full with the issuance of 7,065,300 common stock shares to ISAC or if the holder of the shares will even be able to sell any of the shares of common stock received..

Total fair value of consideration received ...................       $ 14,500

                                                               ===========

Assets Divested

Cash .........................................................      $   2,760

Accounts receivable ..........................................            280

Property and Equipment, net ..................................          2,037

Debt Collection Receivables ..................................         58,390

ISAT Common stock shares (7,065,300) valued at $ .0725

  per share                                                           512,234

Total assets divested ........................................$       575,701

                                                                   -----------

Liabilities Divested

Accounts payable ....................................         $ 23,875

Loans Payable – related party    ....................          125,805

Loan Payable - related party ...................               560,000

Total liabilities divested ..........................          709,680

                                                           -----------

Fair value of the consideration received

 plus the net liabilities divested ....................      $ 724,180

                                                           ===========

Included in Discontinued Operations for the nine ended June 30, 2012 was revenue of $ 50,476. For the nine months ended June 30, 2012, net loss included in discontinued operations was $ 78,790.

No gain or loss was recorded in relation to the 2012 Asset Sale as the transaction was between entities under common control, except for the $14,500 Promissory note received by ISAF within . Accordingly, the excess of the fair value of the consideration received over the net assets disposed of was treated as a capital contribution.

NOTE 6 - STOCKHOLDERS' EQUITY

STOCK OPTIONS:

As of June 30, 2012, there are no stock options currently outstanding.

Note 7 - BUSINESS DEVELOPMENT CORPORATION

As of June 30, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company. As a result, it will soon become a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

1)

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters going forward from July 1, 2012.

2)

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000 of common stock shares (2,000,000) of NewsBeat, Inc. was consummated on June 29, 2012. A copy of that agreement is attached to this Form 10Q filing as an exhibit.

Note 8 RELATED PARTY TRANSACTIONS

(8.A) NOTES PAYABLE - RELATED PARTY

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. The loan accrues interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan and the balance outstanding at June 30, 2012 is $32,584.

C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The loans accrue interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan. The balance outstanding at June 30, 2012 is $61,875.

All of the above loans are distributed on the balance sheet as current liabilities for a total amount of $94,459.

(8.B) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended June 30, 2012, the Company received $23,878 in cash loans and advances from a related party. These advances and loans and a $20,000 management fee payable to Doubletree Capital Partners, Inc., recorded as notes payable – related party for a total of $43,878, are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 585,040 common shares at the rate of $.075 per share as of June 30, 2012.

(8.C) ADDITIONAL PAID IN CAPITAL - RELATED PARTY

During the nine months ended June 30, 2012, the Company received $98,758 in cash and services through the date March 31, 2012, rendered from a related party that have been treated as contributions made to capital. Doubletree Capital Partners contributed $86,258 in cash while Doubletree Capital Partners, Inc. provided management services valued at $12,500 for which payment was forgiven to provide for the capital contribution. For the period from April 1, 2012 through June 30, 2012, the Company received $43,878 in additional monies and expense provisions that have, as of June 30, 2012, been recorded as due to related party – note payable, secured and convertible.

Note 9 OTHER LIABILITIES

The Company had a total outstanding balance of $18,035 in Credit Lines Payable for its available bank credit lines of $20,000 as of March 31, 2012. The loans were paid in full during the quarter ended June 30, 2012.

The Company has a loan outstanding in the amount of $9,940 as of June 30, 2012 ($3,694 current and $6,246 Long Term). The interest rate is 5.11%. The note is personally guaranteed by an officer of the Corporation and the Company’s automobile is pledged as collateral to the loan.

Note 10 SUBSEQUENT EVENTS

The management of the Company has evaluated all other subsequent events through the date of this report and has determined there are no other matters that need reporting within this 10Q as of June 30, 2012.

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

On June 29, 2012, the Company became a Business Development Company by filing Form N54-A with the Securities and Exchange Commission. Further, The Company sold its in-house debt collection business ro a related company owned by the Company’s President and another investor who is also a investor shareholder in the Company’s Management Company.

As a result, the Company considers itself to be operational but a Business Development Company for the period from June 30, 2012 and forward. After successful completion of its reorganization efforts and the set–up of operations as a Business Development Company, ISAT plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity, as well as the associated activities required of a Company involved in activities as a Business Development Corporation..

Results of Operations for the three months ended June 30, 2012 and 2011.

Sales and Gross Profit

The Company has sold its debt collection business as of June 30, 2012. Accordingly, losses from discontinued operations have been recorded in the amount of $53,542 for the three months ended June 30, 2012. For the period ended June 30, 2011, $40,218 are reflected as losses from discontinued operations.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $25,147 for the three months ended June 30, 2012 compared to $48,377 for three months ended June 30, 2011. The decrease is primarily due to decreased staffing costs and the disposition of other costs and expenses related to the discontinued operations as of June 30, 2012 compared to the same period in 2011.

Interest expense for the three months ended June 30, 2012 totaled $1,715 compared to $4,481 for the three month period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had total assets of $39,513 consisting of $2,422 in cash, $12,589 in office equipment, furniture, and vehicles net of depreciation, $8,002 in finance contracts receivables net of collections, $2,000 in an stock investment and $14,500 in sale proceeds due in the future related to the Company’s sales of its subsidiary at June 30, 2012. The fixed assets were written down for an impairment in the amount of $16,825 during the year ended September 30, 2011. An impairment write-down of $135,000 was also recorded against the carrying value of the finance debt receivables during the year ended September 30, 2011.

The Company also had $281,799 in current liabilities consisting of $137,768 in accounts payable and accrued expenses, $3,694 in notes payable other-current portion, $94,459 in notes payable to related party - current portion, $43,878 in 12% convertible notes payable – secured – related party, and a stock investment payable of $2,000. There is an additional $6,246 in long-term liabilities for Notes payable other – long term portion.  Total liabilities as of June 30, 2012 were $288,045 compared to $243,744 at June 30, 2012

As of June 30, 2011, the Company had total assets of $288,045 consisting of $23,394 in cash, $2,300 in trade receivables, $5,005 in prepaid deposits, $43,329 in office equipment, furniture, and vehicles net of depreciation, $213,414 in finance contracts receivables net of collections, and $2,500 in long-term deposits. It had $178,300 in current liabilities consisting of $127,898 in accounts payable and accrued expenses, bank credit lines payable totaled $17,736, $3,462 in notes payable other-current portion, $29,204 in notes payable to a related party current portion.  Total liabilities as of June 30, 2011 were $243,744 and included notes payable long term of $65,445.

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

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2012 due to a recessionary economy that is slowly recovering but still has relatively high unemployment in the work force making it difficult for millions to meet their credit obligations.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2012 of $10,027,190. Further, the Company expects to continue to incur losses until it generates revenues at appropriate margins to achieve profitability. There can be no assurance the Company will ever generate revenues or that it will achieve profitability or that its future operations will prove commercially successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 94.39%, respectively of the Company's outstanding common stock at June 30, 2012. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,041,690 at June 30, 2012. The net loss for the nine month period ended June 30, 2012 was $130,946.

The Company currently owes $137,768 in accounts payable and accrued expenses, $3,694 in notes payable other-current portion, $94,459 in notes payable to a related party current portion, $43,878 in 12% convertible notes payable – secured – related party, $2,000 in an stock investment payable and $6,246 in long term liabilities for total liabilities of $288,045 at June 30, 2012.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2012, the Company's disclosure controls and procedures were effective.

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

Based on the results of this evaluation, our Chief Executive Officer and CFO concluded that as of June 30, 2012, our controls were effective.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended June 30, 2012, the Company was not a party to any lawsuit and legal proceeding. The Company considers small lawsuits regarding collection matters to be part of the normal course of business. The Company engages outside attorneys to represent the Company in court actions to recover funds due to the Company and obtain judgments. Occasionally one of its subsidiaries is named as a plaintiff in a civil action regarding violation of the Fair Debt Collection Practices Act ("FDCPA"). The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2012.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of March 31, 2012 continue as of June 30, 2012. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $27,116 as of March 31, 2012 is no longer recorded as a current liability by the Company at June 30, 2012. (See note 7 in the notes to financial statements).

ITEM 4. Submission of Matters to a Vote of Security Holders

None during the quarter ended June 30, 2012.

ITEM 5. Other Information

None during the quarter ended June 30, 2012.

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

(b) Form 8-K reports filed during quarter:

On June 29, 2012, the Company filed the following 8-K report with the Securities and Exchange Commission:

Section 5 Business and Operations

Item 5.01 Entry into New Business Operations:

The Company announced that it has filed Form 54(a), Notification of Election of Company To Be Subject To Sections 55 Through 65 Of The Investment Company Act of 1940 Filed Pursuant to Section 54(a) Of The Act. From this date forward, The Company will be a Business Development Company and file accordingly with the SEC, as required.

The Company also announced that it’s wholly owned subsidiary, ISA Financial Services, Inc., has sold off to a related company, the 100% owned subsidiary of ISA Financial Services, Inc., ISA Acceptance Corporation, a Nevada Corporation, an operating debt collection Company licensed in various states in the United States. Exhibit of the Stock Purchase agreement is attached hereto to this 8-K filing.

The Company also announced the signing of its first new agreement as a Business Development Company with Newsbeat Social, Inc., an Oregon Corporation. Exhibit of this agreement is attached hereto to this 8-K filing.

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

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb

      By: Bernard L. Brodkorb

      President, Chief Executive Officer, and Chief Financial Officer

      Date: August 20, 2012

Exhibits : Purchase Agreement between ISA Financial Services, Inc. and Doubletree Liquidation Corporation, dated June 29, 2012.

           Promissory Note between Doubletree Liquidation Corporation and

ISA Financial Services, Inc., dated June 29, 2012.