Form 10-Q/A
period 2012-06-30
ISA INTERNATIONALE INC
filed 2012-08-29
CIK 1095133

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly report for the period ended June 30, 2012 is being filed to correct errors in the XBRL compilation previously submitted in our quarterly report filed with the Securities and Exchange Commission on August 20, 2012. The previously filed quarterly report for the period ended June 30, 2012, was also missing several attachments pertaining to the Stock Purchase Agreement dated June 30, 2012, Promissory note between Doubletree Liquidation Corporation and ISAF and a Promissory noted between Doubletree Capital Partners and ISAT. These have now been included.

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q/A

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

Although the Company believes that the assumptions and expectations reflected in these forward looking statements are reasonable, any of the assumptions and expectations could prove inaccurate or not be achieved, and accordingly there can be no assurance the forward looking statements included in this Form 10-Q/A will prove to be accurate. In view of the significant uncertainties inherent in these forward-looking statements, their inclusion herein should not be regarded as any representation by the Company or any other person that the objectives, plans, and projected business results of the Company will be achieved. Generally, such forward looking statements can be identified by terminology such as "may," "could," "anticipate," "expect," "will," "believes," "intends," "estimates," "plans," or other comparable terminology.

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

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb

      By: Bernard L. Brodkorb

      President, Chief Executive Officer, and Chief Financial Officer

      Date: August 29, 2012

Exhibits : Purchase Agreement between ISA Financial Services, Inc. and Doubletree Liquidation Corporation, dated June 30, 2012.

           Promissory Note between Doubletree Liquidation Corporation and

ISA Financial Services, Inc., dated June 29, 2012.

     Promissory Note between Doubletree Capital Partners and ISA Internationale, Inc., dated June 30, 2012.