Form 10-K
period 2012-09-30
ISA INTERNATIONALE INC
filed 2013-01-14
CIK 1095133

n@2                             UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act:

     Large accelerated filer []    Non-accelerated filer     []

     Accelerated filer       []    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X]

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was approximately $113,615 as of March 31, 2012 based upon the average bid price of $.05 per share as reported on the OTC Bulletin Board Exchange. As of January 14, 2013, the registrant had 49,224,912 shares of common stock issued and 47,974,912 shares outstanding.

                             TABLE OF CONTENTS

                                                                       Page

                                  PART I

Item 1.  Business                                                         4

Item 1A. Risk Factors (Not applicable)                                    8

Item 1B. Unresolved Staff Comments (Not applicable)                       8

Item 2.  Properties

                                                      8

Item 3.  Legal Proceedings                                                8

Item 4.  Mine Safety Disclosures

              8

                                   PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, Issuer

         Purchases of Equity Securities                                   9

Item 6.  Selected Financial Data (Not applicable)                        11

Item 7.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                             11

Item 7A  Quantitative and Qualitative Disclosures About Market

         Risk (Not applicable)

             14

Item 8.  Financial Statements and Supplementary Data                     14

           Index to Audited Financial Statements                         14

           Report of Independent Registered Public Accounting Firm       15

           Consolidated Financial Statements                          16-20

           Notes to Consolidated Financial Statements                 21-30

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                      31

Item 9A. Controls and Procedures                                         32

Item 9B. Other Information                                               32

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Go                 33

Item 11. Executive Compensation                                          34

Item 12. Security Ownership of Certain Beneficial Owners and

         Management and Related Stockholder Matters                      35

Item 13. Certain Relationships and Related Transactions, and

         Director Independence                                           35

Item 14. Principal Accountant Fees and Services                          36

                                   PART IV

Item 15. Exhibits                                                     36-37

         Index to Exhibits, Form 10-K                                    38

         Signatures                                                      38

                                  PART I

Forward Looking Statements

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “could”, “should”, “intends”, “thinks”, “believes”, “anticipates”, “estimates”, “plans”, “expects”, or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following cautionary statements identify important factors that could cause ISA Internationale, Inc. (“The Company,” “we” or “Company’s”) actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on The Company’s results of operations include:

●

General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

●	Success of operating initiatives; changes in business strategy or development plans; management of growth;
●	Availability, terms and deployment of capital;
●	Availability of desirable portfolio investment opportunities that meet The Company’s investment criteria;
●	Legal, administrative and accounting expenses;
●	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
●	Development risks; risks relating to the availability of financing, and
●	Other factors, including risk factors, referenced in this Report.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in Company’s other filings with the Securities and Exchange Commission (“SEC”), news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for The Company to predict which will arise. In addition, The Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

ISA Internationale Inc. was until June 29, 2012, a financial services company primarily engaged in the business of collecting distressed debt receivables for our own portfolios and also as a third party agency for our clients. Collection activities were conducted by our subsidiary ISA Acceptance Corporation (ISAC), a licensed and bonded collection agency in Minnesota and eight other states. The Company also did use third party agencies and attorneys to collect our portfolios.

On June 29, 2012, the Company’s Board of Directors approved the discontinuance of the operations of a wholly owned subsidiary that was in the debt collection business and sold the subsidiary, ISA Acceptance Corporation, to a related party for a note receivable of $22,782 and future potential proceeds on the sale or disposition of a portion of the proceeds of 3,000,000 common stock shares of ISA Internationale, Inc., owned by the subsidiary that were received by the purchaser as consideration of total transaction of the Stock Purchase Agreement. See note 5 for complete explanation of the Stock Purchase Agreement transaction.

The Company and its Board of Directors has decided to become a Business Development Corporation and has accordingly filed Form N54-A with the Securities and Exchange Commission on June 29, 2012. The Company started operating as a Business Development Corporation (“BDC”) on October 1, 2012 and commenced accounting methodologies and reporting standards required for BDC’s on that date. See note 7 of the financial statements for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

1 The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters going forward from October 1, 2012.

2 In June 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of common stock of NewsBeat, Inc. was consummated on June 29, 2012. On September 28, 2012, the Company did make the requested investment and accordingly will be receiving the purchased shares. A copy of that agreement was attached to the Form 10Q filing as an exhibit at June 30, 2012.

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

The Company outsourced some of its collections to one or more carefully selected collection agencies and attorneys and actively monitored collection and servicing strategies accordingly. Due to various problems and characteristics of the distressed debt portfolios purchased by the Company, no conclusive statistics of collection by the Company can be realistically discerned to facilitate the development of reliable collection assumptions as to the amount of income that can ultimately result from these debt portfolios. Hence the Company did not utilize the "interest method" in accounting for its investment in finance receivables under FASB ASC 310. Accordingly, the Company recognized income from the collection of its portfolios using the "cost recovery" method. Profit is recognized only after it has collected the full purchase price less impairment write-downs and sales of portfolios, for the portfolios purchased during the period from May 18, 2005 to June 30, 2012.

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

As a result of the difficulty experienced by the originating lending institutions in collecting these past due receivables and the desire to focus on their core businesses and to generate accelerated cash revenue from these receivables, originating institutions are increasingly electing to sell these portfolios through a network of brokers in the debt collection industry. ISAI used these brokers to purchase debt receivable portfolios.

As a result of the change in the business plan and direction of the Company, the Company will not be engaged in the debt collection business in the future. The information contained herein is presented as the history of the Company’s debt collection activities and reasons for not continuing its presence in the debt collection business.

Although ISAT believes there continues to be opportunity to expand its debt business as the debt collection industry matures and grows, we see hindering challenges ahead as a result of changing global economic factors. Precisely, the cost of recent debt purchases and the projected cost of debt receivable portfolios has increased dramatically. The increased oversight and enforcement of debt collectors to adhere to new debt collection laws and rulings, albeit a good practice for the debt collection business, has caused there to be increased lawsuits and litigation matters that dramatically increase the overall costs of the operation of the debt collection business.

Accordingly, ISAT has changed its directed business operations to that of a “Business Development Company” assisting new corporations and related business ventures therein providing management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

Strategy

The Company's current new business strategy is to acquire relationships with the business community to develop into client companies that can lead to consulting contracts and the providing of services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

Most Business Development Companies (“BDC”) that comply with the 1940 Investment Act are similar in their business and investment operations due to the standard compliance requirements. However, there are significant differences in individual BDC philosophies and investment strategies. We have not as of yet developed our own strategy that can foretell the type of filings and client investments that we will endure to develop.

We will become an internally managed, non-diversified, closed-end management Investment Company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of American companies, cash, cash equivalents, U.S.A. government securities and high-quality debt investments.

We plan to elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. However, there is no guarantee that we will be successful in obtaining or maintaining our RIC status. As a new BDC operation, we have not yet generated a taxable profit. As of this 10K filing, we have not yet made the election to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code.

Competition in the industry

The Business Development Corporation model of activity includes income generation and capital appreciation or any combination of the two. Income generation is sought from facilitating short term secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced “factors,” with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from ”borrowers” as renters rather than own assets, including sale lease backs, may also provide cash income paid to our investors.

Capital appreciation is sought from our equity participation and profit realization from a sale of some or all of our equity in a portfolio company’s investment. We may invest cash and/or fees earned and received for providing managerial support consulting services to a client. The percentage amount of our BDC ownership may be passive at less than 10% without our Board of Director and control positions in the portfolio company. This may allow us more unrestricted sale of our investment at our sole discretion to attempt to maximize the return of this investment. Or we may own a larger percentage of the portfolio company including options to increase the size of our ownership and control stake.

The main strategy for value creation of portfolio companies is current SEC registration for transparency with financial reporting and liquidity with subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

Also, under the BDC Act, we can help “fix” business net income and other financial problems for existing “thinly traded” public stock company already reporting to the SEC. Additional earnings and the factors such as improved financial and operating transparency, quality of liquidity, management and asset and further earnings acquisition can increase the value of a thinly traded portfolio company and our investment.

Our shareholders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment. We believe the shares of a company we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company... Any increase share value of our portfolio investments should increase the Net Asset Value, (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the Nasdaq OTCBB symbol: “ISAT.”

However, the success of these strategies and models by us cannot be guaranteed.

Personnel

Mr. Bernard L. Brodkorb is the ISAT President, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board. He also serves as a consultant to the Company and is a Certified Public Accountant. Also on the date of this report, the Company has one additional administrative part time employee and one part time accountant retained as an independent consultant. Additional contractors and staff persons are used on a part-time basis.

Item 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

Item 1B.  UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this item.

Item 2.   PROPERTIES

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAT, rents office space to the Company for a monthly charge of $1,250 from October 1, 2011 through June 30, 2012 and $500 from July 1, 2012 forward to date.

Item 3.  LEGAL PROCEEDINGS

During the year ended September 30, 2012, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables. As of September 30, 2012, there were two lawsuits currently pending regarding proposed violations of collection procedures. The Company’s sold subsidiary, ISA Acceptance Corporation is a named defendant but the Parent Company, ISAT Company, its former Parent company, does not believe the exposure in these two proceedings will have a material and adverse effect on the financial stability of the Company.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

                              PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

The Company's Common Stock traded publicly on the NASDAQ Over-The-Counter Electronic Bulletin Board (OTCBB) under the symbol "ISAI" from May 11, 1998 to January 21, 2004. From January 22, 2004 to present it has traded under the symbol "ISAT". Information provided regarding periods prior to January 2001 is not an indication an active market existed for the Company's common stock during such periods. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

The following Table sets forth the high and low bid closing prices for the Company's Common Stock as reported by the OTC Bulletin Board during this period of time. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL

YEAR    QUARTER                               HIGH BID LOW BID

2010    October 1 to December 31, 2009         $0.10    $0.05

2010    January 1 to March 31, 2010            $0.07    $0.05

2010    April 1 to June 30, 2010               $0.07    $0.05

2010    July 1 to September 30, 2010           $0.25    $0.05

2011    October 1 to December 31, 2010         $0.25    $0.05

2011    January 1 to March 31, 2011            $0.05    $0.05

2011    April 1 to June 30, 2011               $0.20    $0.05

2011    July 1 to September 30, 2011           $0.09    $0.08

2012    October 1 to December 31, 2011         $0.08    $0.07

2012    January 1 to March 31, 2012            $0.07    $0.05

2012    April 1 to June 30, 2012               $0.07    $0.05

2012    July 1 to September 30, 2012           $0.05    $0.03

Holders

As of January 14, 2013, there were 49,224,912 shares of common stock issued and 47,974,912 shares of common stock outstanding held by approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities for the year ended September 30, 2012. It currently holds 1,250,000 shares as treasury stock.

There are no securities authorized for issuance under equity compensation plans or options to purchase securities in effect.

The Company declared dividends on its preferred stock for the fiscal year ended September 30, 2011 in the amount of $94,066. There were no dividends declared on its preferred stock during the fiscal year September 30, 2012. Since September 30, 2007 ISAT has declared dividends on its preferred stock totaling $357,831.

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

B.10 On June 30, 2012, the holder of the Company’s 1,781,000 preferred stock converted the preferred stock shares into 17,810,000 common shares at the conversion price of 10 common shares for each preferred share outstanding or an equivalent common price of $.10 per share.

B.11 On June 30, 2012, the Company issued 7,065,300 common stock shares, par value $0.0001 to ISA Acceptance Corporation in full payment of inter-company loans and cash advances totaling $512,233 payable to the subsidiary by the Parent company as of June 28, 2012.

As a result of the above issuances of common stock shares, the total outstanding common shares of the parent Company as of September 30, 2012 total 48,874,912 common shares, $.0001 par value. There are no outstanding preferred shares at September 30, 2012.

As of April, 1, 2011, the Company decided to suspend the payment of the cumulative 12% Class A Preferred Stock dividends until further notice to Doubletree Capital Partners, Inc., for loans, advances, consulting fees and related expenses. As a result, Doubletree Capital Partners has contributed capital to the Company during the six months from April 1, 2011 to September 30, 2011 in the amount of $114,208. Doubletree received no additional common stock shares or preferred stock shares as consideration for the contributed capital of $114,208.

During the fiscal year ended September 30, 2012, Doubletree Capital Partners contributed capital to the Company during the six months from October 1, 2011 to March 31, 2012 in the amount of $98,758. Doubletree received no additional common stock shares or preferred stock shares as consideration for the contributed capital of $98,758.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This section of this report discusses our results of operations, liquidity and financial condition, and factors that could impact our future results. The reader of this report should read them in conjunction with our audited financial statements and accompanying notes included in this report. Our plan of operation contains forward-looking statements involving risks, uncertainties and assumptions. Actual results may vary significantly from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under Item 1A Risk Factors or elsewhere in this report.

Results of Operations for the Twelve Months ended September 30, 2012

Sales and Gross Profit

The Company is in the process of changing its business plan of operation. The Company has not generated and sales and gross profit from any of its new operations as a Business Development Company. All current and prior year sales and gross profits have been reflected as discontinued operations within this 10K report.

Operating Collection Costs

The Company is in the process of changing its business plan of operation. The Company has not incurred any new operating collection costs as a Business Development Company. All current and prior year operating collection costs have been reflected as discontinued operations within this 10K report.

General and Administrative Expenses

General and administrative expenses were $149,623 for the twelve months ended September 30, 2012, a decrease of $110,926 from the prior year of $260,549. All general and administrative expenses previously a part of the discontinued operations involving collection activities have been removed from this analysis. These expenses for the fiscal year were principally for office occupancy, telephone charges and office expenses ($56,748), management consulting fees ($35,000), legal ($4,480), and accounting ($53,395).

The President's and management company (DCP) consulting fees for the year ended September 30, 2012 were a non-cash expense of $35,000 and the President did not draw any cash salary expense. Another management consultant received $15,000 in fees in fiscal year ended September 30, 2011

Other Income and Expenses

Interest expense for the year ended September 30, 2012 was $16,233 compared to $18,360 for the year ended September 30, 2011, a decrease of $2,127. For the year ended September 30, 2012, $2,864 was expensed for interest on Bank line of credit loans and other notes payable, $13,369 was accrued for interest on loans payable to related parties, and $1,646 was accrued for interest on defaulted convertible debentures.

For the year ended September 30, 2011, $3,000 in interest expense was accrued for defaulted convertible debentures, and $6,755 from related-party convertible notes and $8,605 was expensed for interest on Bank line of credit loans and other notes payable.

The Company discontinued recording interest expense due on previously non-converted and defaulted convertible debt obligations of the Company in the fourth quarter ended September 30, 2009, but continued recording interest expense on one defaulted debenture. The Company was not successful in converting this debt to equity shareholdings for two remaining debenture holders. The liability for these Debenture notes has been removed from our books as of September 30, 2012 and assumed by the indemnification agreement with Doubletree Liquidation Corporation. The Company does not have the cash liquidity to redeem these notes and the statute of limitation on these debts has been exceeded.

Effective, April 1, 2011, all 12% Preferred stock dividends payable in accordance with all previously issued Preferred shares (1,781,000) has been suspended by the Company and accordingly, $109,862 in 12% dividends expense for the six months ended September 30, 2011 was paid by the Company and is not included in our reported Net Loss for the year ended September 30, 2011. Dividend expenses declared and paid through March 31, 2011 in the amount of $94,066 is included in our net loss attributable to common shareholders. The table below summarizes our interest and dividend expense for the last two years. All interest that did involve discontinued operations have been removed from the presentation below.

                                             Fiscal years ended September 30,

                                                    2012           2011

Interest expense                                  $16,233        $18,360

Preferred Stock Dividend expense                  $     -        $94,066

Summary Comments on Income and Expenses

A net operating loss of $167,251 was recorded for the fiscal year ended September 30, 2012. The net operating loss for the fiscal year ended September 30, 2011 was $644,597.

The Company does not anticipate higher operating expenses in total in future periods for our Business Development Company operations. We are formulating a revised business plan of operations principally directed to the involvements and relationships developed within our projected operations. At the present time, no additional expenses are being incurred for office, telephone, consulting and legal and professional expenses relating to additional business development operations.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2012, the Company raised $83,949 from demand notes payable from a related investor compared to $283,123 from demand notes payable from a related investor for the fiscal year ended September 30, 2011. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $2,603 during the fiscal year ended September 30, 2012. During the fiscal year ended September 30, 2011, other related party demand  notes, the interest accrued, and stock dividends in the amount of $94,064 were redeemed by the Company by issuing 292,000 shares in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

The Company also received from the related party investors, capital contributions in the amount of $98,758 from the period from October 1, 2011 to March 31, 2012. There were no subsequent capital contributions from the period from April 1, 2012 to September 30, 2012. Further, there were no additional preferred shares issued by the Company during the year ended September 30, 2012.

As of September 30, 2012, the Company had current assets of $5,232 consisting of $5,232 in cash only. At the same time, the Company had $350,803 in current liabilities consisting of $165,633 in accounts payable, $97,480 in notes payable, related party, current portion, $3,741 in other notes payable current portion, and $83,949 in convertible notes payable – related party. The Company had a working capital deficit of $345,571 as of September 30, 2012 compared to $331,634 as of September 30, 2011.

The Company's current capital resources are not sufficient to support its development and operations. New capital and loans will be necessary to support the ongoing operation of the Company's general and administrative expenses and interest expenses currently being incurred. The Company cannot continue its existence without full and complete reorganization effort of all of its financial affairs and obligations.  The Company is evaluating possible new sources of development operation financing in order to adequately continue its projected business development company operations, as may be needed. There can be no guarantee as to the Company’s ability to seek or obtain acceptable sources of the needed cost of capital and/or equity financing to fulfill its goal of its new business plan of operations.

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors' on the Company's financial statements for the twelve months ended September 30, 2012 and 2011 include explanatory notes concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, if any, which is available to offset any future operating profits. None of this benefit was recorded in the accompanying financial statements as of September 30, 2012. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Accounts Payable and Expenditures

The Company’s accounts payable decreased by $27,468 for the year ended September 30, 2012 as compared to the prior fiscal year.

Long-Term Notes Payable related to the auto loan decreased by $3,833 for the fiscal year ended September 30, 2012.  The current portion of these notes increased by $279 and the Company's bank credit lines payable were paid in full in the principal amount of $18,360. Notes payable-related party whose proceeds were previously used to purchase finance debt portfolios in 2010 and 2011, increased by $10,469 due to the addition of interest charges related thereto.

Going Concern Consideration

The Company and its financial partner are no longer attempting to reach agreements to convert the remaining $200,000 in defaulted debenture notes and $192,801 in related accrued interest as of September 30, 2010 to common shares. These debentures and related accrued interest were classified as current liabilities and are offset by a corresponding receivable under the indemnification agreement between Doubletree Liquidation Corporation (DLC) and the company whereby DLC agreed to assume these and other certain liabilities of ISAI. The company's position is it is no longer directly liable for these notes except as a guarantor having sold the debt instruments to DLC through the indemnification agreement.

During the year ended September 30, 2012, the indemnification was fully expired and the Company recorded a related “income from debt extinguishment” as an extraordinary item. These specific amounts relate to a previously extended promissory note of $50,000 included in the aforementioned $200,000 in defaulted convertible notes and related interest of $77,116 included in the $192,801 of defaulted interest payments also referred to in the prior paragraph.

One remaining officer, Bernard L. Brodkorb, is currently managing the Company. Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status.

OFF-BALANCE SHEET ARRANGEMENTS

We have no outstanding off-balance sheet guarantees or arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investments and the useful lives of fixed assets, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of ISA Internationale Inc. and it’s wholly owned subsidiaries, the notes thereto and Independent Auditors' Report thereon required by this item are included herein indicated by the following index:

Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------15

Consolidated Balance Sheets as of September 30, 2012 and 2011---------16

Consolidated Statements of Operations for the twelve months ended

  September 30, 2012 and 2011-----------------------------------------17

Consolidated Statement of Shareholders' Equity for the twelve months ended September 30, 2012 and 2011 ----------------------------------18

Consolidated Statements of Cash Flows for the twelve months ended

  September 30, 2012 and 2011 ----------------------------------------19

Notes to Consolidated Financial Statements-------------------------20-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andShareholders of ISA Internationale, Inc.

St. Paul, Minnesota

We have audited the accompanying balance sheet of ISA Internationale, Inc. as of September 30, 2012, and the related statement of operations, stockholders’ equity, and cash flows for the fiscal year ended September 30, 2012. The financial statements of ISA Internationale, Inc. as of September 30, 2011, were audited by other auditors whose report dated February 16, 2012, expressed an unqualified opinion on those statements. ISA Internationale, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the fiscal year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at September 30, 2012, has incurred recurring losses and recurring negative cash flows from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The 2011 financial statements were audited by other auditors whose report dated February 16, 2012, included an emphasis-of-matter paragraph describing conditions that raised substantial doubt about that Company’s ability to continue as a going concern.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota

January 14, 2013

ISA INTERNATIONALE INC. and SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                                                                              Sept 30, 2012      Sept 30, 2011

ASSETS                                              --------------------------------

Current assets:

  Cash                                              $      5,232               1,841

  Restricted cash                                              -              13,491

  Trade receivables                                            -                 580

                                                     ------------         -----------

Total current assets                                       5,232              15,912

Investment – NewsBeat Social, Inc.

           32,000                   -

Fixed assets, at cost less accumulated depreciation

  of $17,763 and $44,597, respectively                    11,247              24,460

Other assets:

  Finance contract receivables, net of collections             -              75,879

  Note Receivable – Related party                         22,782                   -

                                                       ----------         ----------

 Total assets                                         $   71,261          $  116,251

                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable – trade, wages and taxes            $ 135,634          $  163,103

  Credit lines payable                                         -              18,360

  Payable to related party – NewsBeat Social, Inc.        30,000                   -

  Notes payable other                                      3,741               3,462

  Notes payable - Related Party                           97,480              87,011

  Convertible notes payable - related party               83,949                   -

  Convertible debentures payable – defaulted                   -              50,000

  Accrued interest payable-debentures – defaulted              -              25,611

                                                      ----------         ----------

Total current liabilities                                350,803             347,546

Long-Term Liabilities

  Notes payable other-long term portion                    5,293               9,127

                                                       ---------           ----------

Total Liabilities                                        356,097             356,674

                                                        --------           ----------

Stockholders' Equity (Deficit):

 Preferred 12% cumulative convertible stock,

  par value $.0001; 30,000,000 shares authorized,

  No shares issued and outstanding at September 30 2012

  and 1,781,000 shares issued and outstanding at September

  30, 2011                                                     -                 178

 Preferred stock of ISA Acceptance Corporation

  par value $25 per share, 12% dividend rate paid

  quarterly, when declared by the Company;

  50,000 shares authorized, No shares issued and

  outstanding at September 30, 2012 and 22,400 issued

  and outstanding at September 30, 2011                        -             560,000

 Common stock, par value $.0001; 300,000,000 shares

  authorized; 48,874,912 shares issued and 48,874,912

  outstanding at September 30, 2012; 23,999,612

  shares issued and 23,999,612 outstanding at

  September 30, 2011                                       4,888               2,400

 Additional paid-in capital                           10,325,770          10,795,328

 Treasury stock   1,250,000 shares                      (537,500)           (537,500)

 Accumulated deficit                                 (10,077,994)        (11,060,829)

                                                     -----------         -----------

 Total stockholders' deficit                             (284,836)           (240,423)

                                                     -----------         -----------

 Total liabilities and stockholders' deficit          $    71,261         $   116,251

                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Audited)                (Audited)

                                                   Twelve Months Ended     Twelve Months Ended

                                                    September 30, 2012      September 30, 2011

                                                    -------------------     -------------------

Operating revenues                                       $        -              $          -

Operating expenses:

 General and administrative                                 108,623                   204,949

 General and administrative-related party                    41,000                    55,600

                                                          ----------               -----------

     Operating expenses                                     149,623                   260,549

                                                         ----------               -----------

     Operating loss                                        (149,623)                 (260,549)

Other income (expense):

 Interest expense                                           (2,864)                  (11,605)

 Interest expense-related party                             (13,369)                  (6,755)

 Indemnification expiration charge                                -                   (75,611)

 Interest income                                                279                         -

                                                         ----------                -----------

Net loss                                                   (165,577)                 (354,520)

Discontinued operations

  Loss from discontinued operations                         (78,790)                 (290,077)

                                                         ----------                ----------

Loss before extraordinary items                            (244,367)                 (644,597)

  Gain on liability extinguishment                           77,116                         -

                                                         ----------                ----------

Loss before income taxes                                   (167,251)                 (644,597)

Income tax expense                                                -                         -

                                                         ----------                ----------

Net loss                                                   (167,251)                 (644,597)

 Dividends to preferred shareholders                              -                   (94,066)

                                                         ----------                ----------

Net loss attributable to common shareholders             $ (167,251)              $  (738,663)

                                                         ==========                ==========

Basic loss per share

 Continuing operations                                   $   (0.0029)             $    (0.0148)

 Discontinued operations                                 $   (0.0026)             $    (0.0121)

                                                         ===========               ===========

Basic and diluted loss per share                         $   (0.0056)              $   (0.0269)

Weighted Average common shares outstanding:

Basic and diluted                                         30,060,852                23,999,612

                                                         ===========              ===========

Dividends per share of common stock                             none                     none

Dividends per share of preferred stock                          none                   0.0053

The accompanying notes are an integral part of these consolidated financial statements.

                                      ISA INTERNATIONALE INC. and SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  SEPTEMBER 30, 2012 AND 2011

                                 Convertible Stock Convertible Stock                    Treasury   Additional

                                 Preferred   Par   Preferred   Par   Common Stock  Par    Stock      Paid-in        Accum

                                 Shares      Value Shares      Value    Shares     Value  Value      Capital       Deficit    Total

                                 Parent Co  $.0001 Subsidiary Co $25.

Balance September 30, 2010      1,489,000    149   560,000   22,400   23,999,612   2,400  (537,500) 10,386,149 (10,322,165)   89,034

Indemnification agreement

 interest on debenture holders                                                                           3,000                 3,000

Preferred Stock Dividend to a

 related party                                                       -                                             (94,066)  (94,066)

Contributed Capital from

 related party                                                                                         114,208               114,208

Issuance of Preferred convertible

 stock, Par value $.0001

 for secured debt related party   292,000     29                                                       291,971               292,000

Net loss                                                                                                          (644,598) (644,598)

                              ------------------------------------------------------------------------------------------------------

Balance September 30, 2011      1,781,000    178   560,000   22,400  23,999,612    2,400  (537,500) 10,795,328 (11,060,829) (240,423)

Preferred stock conversion

  related party 17,810,000

  shares                       (1,781,000)  (178)                    17,810,000    1,781                (1,603)                    -

ISAC preferred stock converted

  into ISAC note payable                          (560,000) (22,400)                                                        (560,000)

Capital contribution by related

  party DCP                                                                                             98,759                98,759

Remove ISAC Paid in Capital

  in sale                                                                                           (1,227,000)           (1,227,000)

Remove ISAC accumulated deficit

  in sale                                                                                                        1,150,086 1,150,086

Issue common shares to ISAC

  for debt payment                                                    7,065,300      707               511,527               512,234

Capital contribution from ISAC sale

  to entity under common control                                                                       148,759               148,759

Net loss                                                                                                          (167,251) (167,251)

                              ------------------------------------------------------------------------------------------------------

Balance September 30, 2012               -      -        -        -  48,874,912    4,888  (537,500) 10,325,770 (10,077,994) (284,836)

                              ======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

   ISA INTERNATIONALE INC. and SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Twelve Months Ended   Twelve Months Ended

                                              September 30, 2012    September 30, 2011

                                               ------------------    -----------------

Cash flows from operations:

Net loss                                            $ (167,251)       $   (644,598)

Gain from extraordinary item                           (77,116)                  -

Loss from discontinued operations                       78,790                   -

Adjustments to reconcile net loss from operations

  to cash flow used in operating activities:

  Depreciation                                            5,369              30,704

  Indemnification settlement charge                           -              75,611

   Reduction of debt receivable purchase price

   on gross collections received                          8,044              70,208

Changes in operating assets and liabilities:

  Restricted cash                                        13,491              17,572

  Trade account receivables                                 300                 (46)

  Prepaid expenses                                            -               9,500

  Decrease in portfolio value for impairment charge           -             135,000

  Accounts payable and accrued expenses                  (8,985)             (5,219)

                                                     ----------          ----------

  Cash used in operations                              (155,402)           (311,268)

                                                     ----------          ----------

Cash flow from investing activities:

  Purchase of investment stock in Newsbeat Inc.          (2,000)                  -

  Debt receivables purchased                                  -             (12,699)

  Purchase of fixed assets                                    -              (5,004)

                                                     ----------            --------

Cash used in investing activities                        (2,000)            (17,703)

                                                    -----------          ----------

Cash flows from financing activities

 Payments on bank lines, net of proceeds                (18,360)                (87)

 Payments to principal on auto loan note                 (3,555)             (3,379)

 Interest accrued on notes payable-related party              -               9,025

 Payments on convertible debt-related party                   -                (338)

 Interest on indemnification agreement                        -               3,000

 Issue preferred stock for cash loans, expenses

   and interest on notes payable – related party              -             197,934

 Proceeds from contributed capital-related party         98,798             114,208

 Proceeds from convertible notes – related party         48,949                   -

                                                     ----------          ----------

Cash provided by financing activities                   160,793             320,363

                                                     ----------          ----------

Net increase (decrease) in cash                           3,391              (8,608)

Cash, beginning of period                                 1,841              10,449

                                                     ----------          ----------

Cash, end of period                                   $   5,232          $    1,841

                                                     ==========          ==========

Interest paid                                         $  16,233         $    20,224

Non-cash investing and financing transactions:

    Accrued Preferred stock dividend expense          $       -          $   94,064

                                                     ----------          ----------

    Liability incurred for investment purchase        $  30,000          $        -

                                                     ----------          ----------

The accompanying notes are an integral part of these consolidated financial statements.

ISA INTERNATIONALE INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

The accompanying audited consolidated financial statements of ISA Internationale, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents ISA Internationale, Inc. and Subsidiary.

1.) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAI") was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Corporation on June 29, 2012 and has accordingly filed Form N54-A with the Securities and Exchange Commission. See note 7 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

These consolidated financial statements include the parent Company, ISA Internationale, Inc. and its wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation).

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company (“BDC”). As a result, it will soon become a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company will commence significant investment activities in fiscal 2013 and as such will begin reporting and accounting methodologies consistent with BDC requirements at the beginning of fiscal 2013.

1.c) USE OF ESTIMATES

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investments and the useful lives of fixed assets, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

There was no stock-based compensation of shares of the Company's common stock issued for services or other expenses for the fiscal years ended September 30, 2012 and 2011.

1.e) CASH

The Company considers all highly liquid debt instruments and other short term investments with an initial maturity of three months or less to be cash or cash equivalents. Restricted cash is the amount held in trust owed to our third party clients for collections on their accounts net of our fees.

1.f) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2012 and 2011, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

1.g) INCOME TAXES

The Company has adopted the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate as of the balance sheet date.

1.h) FINANCIAL INSTRUMENTS

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

1.i) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

     Fair Value Measurements as of September 30, 2012:

Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.      $-           $-    $32,000   $ 32,000

Total Assets                               -            -    $32,000    $32,000

    Fair Value Measurements as of September 30, 2011:

Level 1   Level 2    Level 3      Total

Assets

  Finance Receivables

         $-           $-

 $75,879    $75,879

Total Assets                                -           -     75,879     75,879

The following table is a reconciliation of changes in the net fair value of financed receivables which are classified as level 3 in the hierarchy.

                                                       2012       2011

                                                     -------    -------

Balance as of October 1                              $75,879   $268,389

Purchases of Portfolios/Investments                   32,000     12,699

Sales of Portfolios                                  (66,392)         0

Gross Collections applied to inventory                (9,487)   (70,209)

Impairment write-downs of receivables                      -   (135,000)

                                                     -------- ----------

Balance as of September 30,                          $32,000    $75,879

The fair value of the Company’s investment at September 30, 2012 approximates cost due to the short time period from the time of purchase and the operating activity of the investment company. At September 30, 2011, the Company recorded purchased receivables at actual cost, which represents a significant discount from the contractual receivable balances due called face value or principal due.  The Company computed estimated fair value of these receivables using proprietary pricing models that the Company utilized in making portfolio purchase decisions.

1.j) NEW ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and has determined that these pronouncements will have no material impact on the financial statements of ISA Internationale, Inc.

1.k) FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 5 years.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company had become operational for the past three years in the debt collection business and did incur losses since its inception. As a result, the Company has an accumulated deficit of $10,077,994 at September 30, 2012. The net loss for the twelve month period ended September 30, 2012 was $167,251. Additionally, working capital represented a deficit of $345,571. These factors raised substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization but decided in June 2012, to cease its debt collection operations and change is business plan of operations to be that of a BDC.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company's current plans are not to continue its debt collection operation, but instead develop an acceptable business plan of operations for the activities of a BDC more specifically operating as an internally managed, closed-end management investment company that has elected to be regulated as a business development Company under the Investment Company Act of 1940. We generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of American companies, cash, cash equivalents, U.S.A. government securities and high-quality debt investments.

We plan to elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. However, there is no guarantee that we will be successful in obtaining or maintaining our RIC status. As a new BDC operation, we have not yet generated a taxable profit. As a new BDC investment company, we need to further develop the sources of funds either by loans or equity investments to sustain the activities intended for new ventures.

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

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2012        2011

                                            ---------      ---------

 Computed "expected" tax benefit                34.0%        34.0%

 State income tax, net of federal benefit        3.8%         3.8%

 Change in valuation allowance                 (37.8%)      (37.8%)

                                           ---------        -------

                                                  -%            -%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2012 and September 30, 2014 is presented below:

Tax Year ended September 30,                     2012         2011

                                            ----------     ---------

Deferred tax assets:

  Net operating loss carry forward           $ 2,810,000     3,211,314

                                              ----------     ---------

Total gross deferred tax assets                2,810,000     3,211,314

  Valuation allowance                         (2,810,000)   (3,211,314)

                                             -----------    ----------

Net deferred tax assets                    $         --     $     --

                                             ===========    ==========

During the year ended September 30, 2012, a portion of the Company’s available consolidated net operating loss was transferred to ISAC in connection with the sale of the operating subsidiary ISA Acceptance Corporation to DLC, a related party. Accordingly, the deferred tax benefits of the Company were reduced by the transferred portion of the accumulated deficit (net operating loss of $1,150,086) which reduced the presented deferred tax benefit by $401,314 at September 30, 2012.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2012 and 2011.

For the year ended September 30, 2012, the Company reported a net operating tax loss carry-forward of approximately $7,466,658, after being reduced by the pass-off of that portion of the accumulated net operating loss carry-forward related to the subsidiary that was disposed of at June 30, 2012. The federal net operating loss carry-forward begins to expire in the year 2017.

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

As of September 30, 2012, all of the Company’s previously issued 1,781,000 of preferred shares have been converted into 17,810,000 shares of common stock as authorized by the Company’s Board of Directors.

Previous to September 30, 2011, the Company’s subsidiary, ISA Acceptance Corporation which was sold as of June 30, 2012, had issued to a related party 22,400 shares of $25 par value 12% dividend non-convertible preferred shares, payable when declared. On June 28, 2012, the Company and its subsidiary converted the Preferred Stock of 22,400 shares into a 6% Note Payable on the books of the subsidiary in the amount of $560,000. This note was included in the Stock Purchase Agreement that was completed on June 29, 2012 and is included in the assumption of liabilities by the purchaser. This note and an additional $149,680 in various liabilities were assumed by the purchaser – related party - as a part of the Stock Purchase Agreement. See note 5 - discontinued operations for a complete explanation of the Stock Purchase Agreement and a complete itemization of the assets sold and liabilities assumed within the transaction.

During the fiscal year ended September 30, 2011, 292,000 preferred shares of the Company’s Parent Co., ISA Internationale Co., par value $.0001, were issued to DCP valued at $1.00 per share as of March 31, 2011. No further issuances of preferred stock have been issued by the Company through September 30, 2012 and the DCP loan account had a balance due of $0 at the end of September 30, 2011.

In year ended September 30, 2011 the company declared a dividend of $94,066 which was subsequently settled for issuance of $94,066 convertible preferred shares.

(4.b) COMMON STOCK

As of September 30, 2012, an additional 7,065,300 of common shares were issued as a part of the Stock Purchase Agreement to previously owned wholly owned subsidiary, ISA Acceptance Corporation, consummated with the purchaser – related party as consideration for the payment of intercompany loans and advances totaling $512,234 due to the subsidiary by the Parent Company at June 28, 2012.

There was an additional 17,810,000 of common shares issued to a related party management Company due for the conversion of previously issued Preferred Stock shares of 1,781,000 prior to September 30, 2011. See reference to note 4.a above for a further explanation of the issuance.

As a result of these new issues of common shares, there are 48,874,912 in common stock shares outstanding at September 30, 2012.

During the year ended September 30, 2012, there were no dividends due the holder of the converted preferred shares and all common shares as none have been declared during 2012.

As of September 30, 2012, 300,000,000 shares of common stock were authorized. There were 48,874,912 shares of common stock, par value $.0001 outstanding. As of September 30, 2011, there were 23,999,612 shares of common stock issued and outstanding.

In the fourth quarter of 2007, the company re-acquired 1,250,000 previously issued common stock shares from the U.S. Bankruptcy Court in accordance with a settlement agreement with the court. The re-acquired shares were valued at $.43 cents per share based upon then current average market prices prevailing during the fourth quarter of 2007. It is the intention of the Company in the near future or before September 30, 2013, to cancel these restricted shares and remove them from being issued and outstanding common shares.

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

During 2003, the Company extended one previously defaulted $50,000 convertible debenture to a future due date of March 31, 2006 with interest payable at that date. The interest rate on the remaining balance of $50,000 was lowered to 6% per annum.  Currently the debenture is in default and is convertible into 25,270 common shares at the rate of $3.00 per share at the option of the holder.  Through September 30, 2011, the liability had been offset by a contra-liability (indemnification receivable).  The indemnification agreement given by a related third party company in connection with this liability has expired as of September 30, 2011.  As of September 30, 2011, the balances of the debenture and the accrued interest are $50,000 and $25,611, respectively. As of September 30, 2012, thee balances of all of the convertible debentures, their related interest charges, the one extended promissory note in the amount of $50,000 and its related interest in the amount of $27,116 have been removed from the books of the Company. Reference should be made to note 6 for further details.

(5.b) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

The principal parties of Doubletree Capital Partners, Inc. (DCP) have lending arrangements with ISAT, as promulgated by and between DCP and the past board of directors and officers of the company who had subsequently resigned their positions throughout the years 2000 and 2001.  The financial company is owned by two individuals, one of which is ISAT's current President, CEO and Chairman of the Board of Directors. The two principals advance funds as deemed necessary from other entities they control and the balance is listed as a Loan Payable to Related Parties. If surplus funds are available the Loan is reduced.

During the fiscal year ended September 30, 2012, DCP provided the financing necessary to maintain operations by advancing loans and advances of $144,984 to the Company. These monies included cash advances, net of repayments of $147,707. None of these advances were repaid except a consulting fee was added to the amount in the amount of $35,000 and a note payable at September 30, 2012 to DCP was in the amount of $83,949. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital as of September 30, 2012.

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

(5.c) OTHER RELATED PARTY TRANSACTIONS - CONVERTIBLE

Indemnification Agreement - Related Party

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

(6.) DISCONTINUED OPERATIONS

During the recent quarters of operations beginning with the fiscal year ended September 30, 2009, the Company had experienced a history of losses from operations. Due to the Company's financial condition and inability to continue ongoing operations with current cash flows, along with debt obligations, the Company's Board of Directors and management determined that it would be in the best interest of the Company's stockholders to sell all of the operating assets and liabilities associated with the Company’s wholly-owned subsidiary that was in the debt collection business on June 28, 2012.

On June 28, 2012, the Board of Directors approved the sale of all the assets and liabilities of a wholly owned subsidiary operating completely within the debt collection business to related parties that had been directing and operating all of the efforts of the Company to establish itself within that industry.  The related parties have a Company that has been in the debt liquidation business and through an agreement the parties have decided to sell the assets and related inherent liabilities to that entity 100% owned by the related parties under a Stock Purchase Agreement dated June 29, 2012. Accordingly, on June 29, 2012 the Company completed the sale of substantially all of the subsidiary assets and liabilities of the subsidiary ISA Acceptance Corporation to Doubletree Liquidation Corporation, a Minnesota corporation formed in 2005 by the related parties, for consideration valued at $22,782, which consisted of the following:

The transaction as herein described:

(i)  7,065,300 of the seller Company’s, ISA Internationale, Inc. common stock shares which were to be delivered to the Purchaser at Closing.

(ii) An unsecured promissory note in the aggregate principal amount of

$22,782, as amended on September 30, 2012, (amended from $14,500 that was determined to be due at June 30, 2012) due the seller within 3 years. The promissory note bears interest at the rate of 6%, with principal and interest due on upon the disposition of the liquidation of the various assets sold on June 29, 2012. Additional proceeds are due as follows in a separate provision in the purchase agreement as of June 30, 2012. The Purchaser DLC also has the obligation to pay to the seller ISAF, additional certain specific excess proceeds received by DLC on the sale of the first 3,000,000 shares of ISA Internationale, Inc. in excess of $.25 per share of stock sold and further after all of the trade debts that are owed by ISAC as of June 29, 2012 are paid in full. This provision is not a part of the promissory note obligation on the payment of the $22,782 plus interest due thereon until paid in full, but is a part of the Purchase Agreement signed by ISAF to Doubletree Liquidation Corporation

The following tables summarize the consideration received and the net           liabilities divested:

Consideration Received

Promissory Note in the amount of $22,781 with interest at the rate of 6% per annum until paid in full.

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

Total fair value of consideration received ...................       $ 22,782

                                                                   ===========

Assets Divested

Cash .........................................................      $   2,760

Accounts receivable ..........................................            280

Property and Equipment, net ..................................          2,037

Debt Collection Receivables (unrecovered original cost).......         66,392

ISAT common stock(7,065,300 shares) valued at $ .0725

  per share                                                           512,234

                                                                   -----------

Total assets divested ........................................$       583,703

                                                                   ===========

Liabilities Divested

Accounts payable ....................................         $ 23,875

Loans Payable – related party    ....................          125,805

Loan Payable - related party ...................               560,000

Total liabilities divested ..........................          709,680

                                                           -----------

Fair value of the consideration received

 plus the net liabilities divested ....................      $ 148,759

                                                           ===========

Included in Discontinued Operations for the year ended September 30, 2012 was revenue of $50,476. For the year ended September 30, 2012, net loss included in discontinued operations was $ 78,790.

No gain or loss was recorded in relation to the 2012 Asset Sale as the          transaction was between entities under common control. Accordingly, the excess of the fair value of the consideration received over the net assets disposed of was treated as a capital contribution in the statement of shareholders’ equity at September 30, 2012.

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

2)

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of NewsBeat, Inc. was consummated on June 29, 2012. A copy of that agreement is attached to this Form 10Q filing as an exhibit. The total purchase price was approximately $32,000 and is not considered significant. The Company plan is to purchase more investments during 2013 and as such will report as a BDC commencing October 1, 2013.

(8.) FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following at:

                                           September 30,     September 30,

                                               2012              2011

                                            -----------       -----------

Automobile, at cost                           $ 18,505        $  18,505

  Less accumulated depreciation                (10,178)          (6,477)

Computer equipment, at cost                     10,505           50,552

  Less accumulated depreciation                 (7,585)         (38,120)

                                               --------        ---------

Net fixed assets                              $ 11,247        $  24,460

                                               -------        ----------

Depreciation expense                          $  5,369        $  30,706

ISA Financial Services, Inc. signed a secured note on January 14, 2010 in the amount of $18,125 at 5.11% interest to purchase an automobile which is used as collateral for the loan. The note is personally guaranteed by an officer of the Corporation and the automobile is pledged as collateral to the loan. ISAF is current on the payments of this loan with a principal balance due of $ 9,035 at September 30, 2012.

For the year ended September 30, 2011, the Company has recorded a reduction in carrying value of $8,225 as additional depreciation expense due to a Company estimate of remaining salvage value of equipment currently on hand at that date.

(9.) CREDIT LINES PAYABLE

During the year ended September 30, 2011, the Company received $8,446 in loan proceeds and interest charges and paid back $8,533 in loan payments for its available bank credit lines of $10,000. The interest rate is 12.0% per annum and the lines are payable on demand and unsecured. The lines are personally guaranteed by the Company's President. The Company owed $0 and $18,360 in bank credit lines payable at the end of September 30, 2012 and 2011, respectively.

(10.) COMMITMENTS

There are no contractual agreements outstanding as of September 30, 2012. The Company rents its office facilities from the Company’s President at the rate of $500 per month on a month to month basis.

(11.) OTHER NOTES PAYABLE

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. This 24 month note pays 11% interest, and requires monthly payments of $1,156. As of September 30, 2012, no payments have been made on this note, and it is considered to be in default. Interest amounting to $8,646 has been accrued for a total loan balance of $33,654 At September 30, 2012.

A related party investor, C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The notes each have a 24 month term and pay 11% interest. No payments have been made on these notes and interest has been accrued. The current balance is $63,826.

The following table presents the all Notes Payable broken out between the current portion and the long-term portions due as of September 30, 2012. There are three notes that total $99,600 in principal and interest with $90,473 being the current portion and $9,127 the long term portion due.

                                        Current    Long-term    Total

Note 1 Other Note Payable              $ 3,741     $ 5,293    $ 9,034

Note 2 Note Payable Related Party       33,654           -     33,654

Note 3 Note Payable Related Party       63,826           -     63,826

                                       -------     --------   --------

                                     $ 101,221     $ 5,293    106,514

(12.) LEGAL PROCEEDINGS

During the year ended September 30, 2012, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables. As of September 30, 2012, there were two lawsuits currently pending regarding proposed violations of collection procedures. The Company’s sold subsidiary, ISA Acceptance Corporation is a named defendant but ISAT Company, its former Parent company, does not believe the exposure in these two proceedings will have a material and adverse effect on the financial stability of the Company.

(13.) SUBSEQUENT EVENTS

In October 2013, the Company issued 50,000 shares of common unregistered shares to an independent contractor that will be used to assist the Company in finding viable investment candidates for the Company’s new BDC business model.

Subsequent to September 30, 2012, the Company negotiated a second investment transaction in line with its intended Business Development Company activities that commenced on October 1, 2012. On December 21, 2012 the Company signed and executed a second investment transaction agreement, as intended within its developing Business Development Company activities, with Re@lityCorp (“RE@LITY”), a Delaware corporation located in Newport, DE. RE@LITY focuses on eClinical valuation services using its proprietary platform, ClinTest; and ISAT will focus on mentoring, coaching and enhancing the investment opportunity for the healthcare and technology on behalf of RE@LITY Corp. ISAT will either directly or through its assigns, or investors facilitated by ISAT, acquire equity interests in RE@LITY for a minimum of $1,000 in cash, payable at closing and, ISAT will then distribute a pre-agreed portion of its equity interests to its shareholders as a dividend. A copy of the agreement is attached to this 10-K filing as of the date of this report.

The independent contractor referred to in paragraph one in this footnote (13.) has also been issued 300,000 shares of common unregistered shares for his assistance in the efforts to obtain the second investment transaction herein with RE@LITYCorp.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Section 4.1 Changes in Registrant’s Certifying Accountant.

On November 16, 2012, ISA Internationale, Inc. (the “Company”) decided to change its independent registered public accountants, and accordingly dismissed Seale and Beers, CPAs. Seale and Beers’ reports on the Company’s financial statements during the past year did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change independent registered public accountants was proposed by management to the Audit Committee and the Audit Committee subsequently recommended to the Board of Directors. By direction of the Board of Directors, the Audit Committee analyzed and approved the change.

There were no disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Seale and Beers’ satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company has provided Seale and Beers, CPAs with the contents of this current report on Form 8-K and has requested that Seale and Beers, CPAs furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this report, and if not, stating the respects in which it does not agree. A copy of the letter from Seale and Beers, CPAs to the Securities and Exchange Commission is filed as Exhibit 16.1 hereto.

On November 16, 2012, the audit committee approved the engagement of Boulay, Heutmaker, Zibell and Co. P.L.L.P. (“Boulay”) as the Company’s independent registered public accounting firm for the year ending September 30, 2012 subject to Boulay’s completion of its client acceptance process.

During the years ended September 30, 2011 and September 30, 2012 and through November 16, 2012, neither the Company nor anyone on its behalf has consulted Boulay with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Boulay concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

ISA International Inc., under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) Management's Report on Internal Control Over Financial Reporting

The management of ISA Internationale Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, our management and certifying officers conducted an evaluation as of the end of the period covered by this report, of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in internal control over financial reporting as of September 30, 2012:

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override.  Specifically, there is a lack of segregation of duties as there is only one officer/employee overseeing the finance department.  Although the controls are not effective, this material weakness did not result in any material misstatements in our consolidated financial statements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2012, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2012, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company          Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,

           Chief Financial Officer and Director

           Chairman of the Board of Directors [1]      71    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Donald G. Kampmann      Outside Director               57    January 2000

(Mr. Kampmann resigned as a director of the Company effective, January 19, 2012)

Steven E. Boynton       Outside Director               52    November 2011

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

In 2009 and 2008, Bernard Brodkorb, Charles Newman, James Dixon, Donald Kampmann, Doubletree Capital Partners, Inc., and Doubletree Liquidation Corporation filed Annual Statements of Changes in Beneficial Ownership on Form 5. In the fiscal year ended September 30, 2012, additional forms are required to be filed reporting changes that have occurred. These reports will be filed before this 10K report is filed.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, and Directors or persons performing similar functions.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2012 and 2011, non cash compensation was paid to executive officers or directors through the related party financial company Doubletree Capital Partners, Inc.

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

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION

-------------------------------------------------------------------------------------------------

                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION

                                                           AWARDS               PAYOUTS

           FISCAL                      OTHER      RESTRICTED    SECURITIES

NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP    ALL OTHER

PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA

POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)          SARS ($)     ($)      TION($)

Bernard L.  2012       $ 0       -0-   35,000       -0-             -0-        -0-      -0-

Brodkorb (1)

Bernard L.  2011       $ 0       -0-   25,000       -0-             -0-        -0-      -0-

Brodkorb (1)

President, CEO

Directors   2011        -0-     -0-         -0-      -0-             -0-        -0-      -0-

Directors   2010        -0-     -0-         -0-      -0-             -0-        -0-      -0-

(1) Compensation for Bernard L. Brodkorb and the management company (DCP) was recorded on the books of the Company as compensation for consulting ($35,000) and $25,000 and salary ($0) for the fiscal years ended September 30, 2012 and September 30 2011, respectively.. There was no cash compensation paid on consulting fees accrued for Brodkorb and the management company (DCP) for the either fiscal year ended September 30, 2012 and 2011. Compensation for their services is allocated to the management company and is further converted to the issuance of preferred stock shares by the Company during the year ended September 30, 2011.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the three year period from October 1, 2008 through September 30, 2012.

No additional Director compensation has been authorized for services for the period from October 1, 2009 through September 30, 2012, and through the date of this 10-K report filing.

Stock Options Granted for Compensation

As of September 30, 2012, all stock options had expired and are no longer outstanding. None of the stock options granted has ever been exercised.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2012 certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. It does not include stock options or preferred stock ownership noted in the footnotes.

12-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of

of class   of Beneficial Owner        beneficial ownership        Class

-------------------------------------------------------------------------

Common   Doubletree Capital Partners, Inc.    44,947,924           91.97%

         2560 Rice St                            (1)(2)

         St. Paul, MN 55113

Common   Bernard L. Brodkorb                  46,130,711           94.39%

         2560 Rice St.                           (2)

         St. Paul, MN. 55113

(1) Includes 21,428 common shares acquired in November, 2000. Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation (DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 17,810,000 common shares issued in exchange for  1,781,000 of Convertible Preferred Stock which at a conversion value of $0.10 would equal 17,810,000 shares of common stock issued on June 28, 2012.  DLC is the owner of ISA Acceptance Corporation that is the owner of 7,065,300 of common shares issued to ISAC at June 28, 2012. DLC owns 100% of the entity ISA Acceptance Corporation and these shares are included in the beneficial ownership interests presented above.

(2) Includes a 100% beneficial interest in DCP, a 50% beneficial interest in DLC and its beneficial ownership, interests referred above, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP.

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of

of class   Beneficial Owner           beneficial ownership          Class

-------------------------------------------------------------------------

Common   Bernard L. Brodkorb,                46,130,711  (1,2)     94.39%

                                             ----------            -------

Directors and executive officers as a group  46,130,711            94.39%

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

During the fiscal year ended September 30, 2012, the Company issued 7,065,300 common shares, par value $.0001 to ISA Acceptance Corporation, a former wholly owned subsidiary, as payment in full for the unpaid loans and advances by ISAC to the parent company during the period from August 31, 2004 through June 29, 2012.

During the fiscal year ended September 30, 2012 the Company issued 17,810,000 common shares, par value $.0001, in exchange for their 1,781,000 shares of Cumulative Convertible Series A Preferred Stock that had been issued to them since October 1, 2007 through June 29, 2012.

The total issued and outstanding common shares are 48,874,912 as of September 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-K and 10-Q’s: $24,165 in 2012 and $24,750 in 2011.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2012 and 2011.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2012 and 2011.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2012 and 2011.

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

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to

Exhibits.

Section 4.1 Changes in Registrant’s Certifying Accountant.

On November 16, 2012, ISA Internationale, Inc. (the “Company”) decided to change its independent registered public accountants, and accordingly dismissed Seale and Beers, CPAs. Seale and Beers’ reports on the Company’s financial statements during the past year did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change independent registered public accountants was proposed by management to the Audit Committee and the Audit Committee subsequently recommended to the Board of Directors. By direction of the Board of Directors, the Audit Committee analyzed and approved the change.

There were no disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Seale and Beers’ satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company has provided Seale and Beers, CPAs with the contents of this current report on Form 8-K and has requested that Seale and Beers, CPAs furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this report, and if not, stating the respects in which it does not agree. A copy of the letter from Seale and Beers, CPAs to the Securities and Exchange Commission is filed as Exhibit 16.1 hereto.

On November 16, 2012, the audit committee approved the engagement of Boulay, Heutmaker, Zibell and Co. P.L.L.P. (“Boulay”) as the Company’s independent registered public accounting firm for the year ending September 30, 2012 subject to Boulay’s completion of its client acceptance process.

During the years ended September 30, 2011 and September 30, 2012 and through November 16, 2012, neither the Company nor anyone on its behalf has consulted Boulay with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Boulay concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

10.2   Indemnification Agreement between ISA Internationale Inc. and Doubletree Liquidation Corporation., a Minnesota corporation.

10.3      Agreement between ISA Internationale, Inc. and Newsbeat Social, Inc. dated June 30, 2012.

10.4       Agreement between ISA Internationale, Inc. and RE@LITYCorp dated December 21, 2012.

16.1      Letter from Seale & Beers CPA’s stating no disagreement with the Company as to reason for change in auditors for FYE 9/30/12.

31.1      Rule 13a-14(a) Certification of Chief Executive Officer relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2012.

32.1       Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2012.

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

January 14, 2013

End of Report