Form 10-Q
period 2012-12-31
ISA INTERNATIONALE INC
filed 2013-02-19
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2012

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

On February 19, 2013, there were 49,224,912 shares of the Registrant's common stock, par value $.0001 per share.

On February 19, 2013, there were also convertible notes payable in the amount of $51,019 that are due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 703,710 shares as of quarter ended December 31, 2012.

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Con densed ~~solidated Balance Shee~~ Statement of Net Assets and Liabilities ~~ts~~                                            5

        Schedule of Investments                                          6

        Statements of Changes in Net Liabilities                          7

        Con densed ~~solidated~~ Statements of Operations                                  8 ~~6~~

        Con densed ~~solidated~~ Statements of Cash Flows                                  9

        Statement of Financial Highlights                               10 ~~7~~

        Notes to Con densed ~~solidated~~ Financial Statements                            11 ~~8~~ -1 8 ~~4~~

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    1 9 ~~5~~ -2 ~~2~~ 6

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      2 ~~2~~ 6

ITEM 4 ~~T.~~ .. Controls and Procedures                                           2 ~~3~~ 7

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               2 ~~4~~ 8

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     2 ~~4~~ 8

ITEM 3. Defaults upon Senior Securities                                 2 ~~4~~ 8

ITEM 4. Mine Safety Disclosures                                         2 ~~4~~ 8

ITEM 5. Other Information                                               2 ~~4~~ 8

ITEM 6. Exhibits and Reports on Form 8-K                                   28-29   ~~25~~

Signatures                                                               30 ~~26~~

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2012, and its results of operations, ~~stockholders' equity~~ net liabilities , and cash flows for the three month period ended December 31, 2012. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 14, 2013.

ISA INTERNATIONALE INC.

CONDENSED ~~BALANCE SHEET~~ STATEMENT OF NET ASSETS AND LIABILTIIES ~~S~~

                                                   December 31,2012 September 30,2012

                                                           (Unaudited)     (Audited)

                    ASSETS                              -------------------------------

Assets:

   Cash                                                   $       155       $   5,232

                                                         ------------       ---------

Total current assets                                       155           5,232

Investments:

     Non-controlled, non-affiliated investments

  at Fair Value

    Investment in Newsbeat Stock                                32,000          32,000

   Investment in Reality Corp                                  13,000              -

                                                         ------------       ---------

Total Investments                                       45,000             32,000

Fixed Assets

   Fixed assets at cost less depreciation                           0         11,247

Other Assets:

   Note Receivable – Related party

        0          22,782

                                                         ------------       ---------

Total assets                                                $  45,155       $  71,261

                                                          ============   ============

          LIABILITIES AND NET ASSETS

Current liabilities:

   Obligations in excess of investment basis        ~~basis                 $   136,817       $~~

    in controlled affiliate                               $   136,817       $

   Accounts payable - trade and taxes                         14 3 ~~2~~ ,079         135,634

   ~~Common Stock Payable                                         1,000               -~~

   Payable to related party – NewsBeat Social, Inc.            30,000          30,000

   Notes payable other

                            0           3,741

   Notes payable related party - current portion                    0          97,480

   Convertible notes payable - related party                   51,019          83,949

                                                         ------------       ---------

   Total current liabilities                                  360,915         350,803

Long Term Liabilities

   Notes payable other - long term portion                          0              5,293

                                                         ------------       ---------

Total liabilities                                             360,915         356,097

                                                          ------------    ------------

~~Stockholders' equity~~ Net Liabilities :

   Common stock, $.0001 par value, 300,000,000 shares authorized;

     49,224,912 shares issued and outstanding at

     December 31, 2012; 48,874,912 shares issued and

     outstanding at September 30, 2012                          4,923           4,888

   Additional paid-in capital                              10, ~~322~~ 339 , 735 ~~177~~      10,325,770

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Accumulated deficit                                    (10, ~~105~~ 122 , 918 ~~359~~ )    (10,077,994)

                                                           ------------     -----------

   Total ~~stockholders' deficit~~ Net Liabilities                                      (315,760)       (284,836)

                                                          ------------      ---------

Total liabilities and stockholders' deficit                 $  45,155       $  71,261

                                                          ============     ===========

The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

                                  December 31, 2012

                                     (Unaudited)

Equity Investments:

                    Description       Percent    Carrying Cost   ~~Discounted~~

Company             of Business       Ownership   Investment    Fair Value  Affiliation

Newsbeat, Inc.   Social Facebook        2%      $ 32,000  (1)    $  32,000     No

Reality Corp.    Biomedical Company    10%        13,000  (2)       13,000     No

ISA Financial                         100%             0  (3)            0     Yes

                                                 ---------        ---------

      Total Investments                         $ 45,000          $ 45,000

                                                 =========        =========

(1) At December 31, 2012 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no ~~additional reduction~~ change in Fair Market Value ~~applied~~ incurred .. All common shares held have been recorded as a noncurrent securities asset. There has been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon contractual commitments. ~~.~~

(2) At December 31, 2012 there were 10,000,000 of Re@lity shares held and reported on a fair value basis at the original purchase price of $0.0001 with no ~~additional reduction~~ change in Fair Market Value ~~applied~~ incurred .. All common shares held have been recorded as a noncurrent securities asset. The costs of $12,000 have been recorded as a development cost to  the date of this report.

(3) On October 1, 2012 the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead we show our 100% investment at the appropriate fair market value. Because obligations exceed the fair value of the investment in ISAF we record this as a liability of the Company ..

 The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

                        STATEMENTS OF CHANGES IN NET ~~ASSETS~~ LIABILITIES

                                             Three Months Ended  Three Months Ended

                                             December 31, 2012   December 31, 2011

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   ( ~~26,073~~ 27,365 )      $  ( 54 ~~49~~ , 197 ~~912~~ )

~~Interest expense~~ Realized loss on Investment                                                      (1 7 , 559 ~~292~~ )           ~~(4,285)~~

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                     ( ~~27,365~~ 44,924 )         (54,197)

SHAREHOLDER ACTIVITY:

     ~~Declared dividend~~ Issuance of Common Stock                                        14,000    ~~--~~                 31,742   ~~--~~

NET  ~~INCREASE(~~ DECREASE ~~)~~ IN NET LIABILITIES ~~ASSETS~~                        ( ~~27,365~~ 30,924 )         ( ~~54,197~~ 22,455 )

NET ASSETS:

     Beginning of period                             (284,836)        (240,423)

     End of period                                   (315,760)        (262,878)

     Average net assets                              (300,298)        (251,651)

                                                     =========        =========

Ratios to average net assets:

     Net operating expenses                                ( ~~9.1~~ 15.0) %             (21.5) %

     Net investment gain(loss)                            - %             - %

     Per share ratio expenses                               ~~0.0~~ - %              - ~~0.0~~ %

     Per share ratio net investment gain(loss)            - %             - %

      The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                                               Three Months Ended

                                                             December 31,  December 31,

                                                                 2012          2011

                                                            ---------------------------

Investment Income:                                                     -            -

Operating expenses:

 General and administrative                                        17,823      37,606

 General and administrative-related party                           8,250       8,750

                                                                 --------     --------

  Operating expenses                                               26,073      46,356

                                                                 --------     ---------

  Operating loss                                                  (26,073)    (46,356)

Other expenses

    Interest expense                                                    0      (1,871)

    Interest expense-related party                                 (1,292)     (2,414)

     ~~Other~~                                                                                                                       ---------    --------

                                                                   (1,292)     (4,285)

Net Investments

    Net realized loss on investments                              (17,559)           -

                                                                 --------     --------

                                                                  (17,559)           -

~~Net loss                                                          (27,365)    (50,641)~~

Discontinued operations

  Loss from discontinued operations                                      -     (3,556)

                                                                 ---------    --------

Net decrease ~~loss att~~ in net ~~ributa~~ assets ~~ble to com~~ from operations ~~mon stockholders~~                         $( ~~27,365~~ 44,924 )   $(54,197)

                                                                 =========   =========

Basic loss per share

   Continuing Operations                                         $ (0.00 09 ~~06~~ )  $ (0.0021)

   Discontinued Operations                                       $ (0.0000)  $ (0.0001)

                                                                 =========   =========

Basic and diluted loss per share                                 $ (0.00 ~~06~~ 09 )  $ (0.0022)

                                                                 =========   =========

Weighted average common

Shares outstanding: Basic                                       48,923,282  23,999,612

                                                                ==========  ==========

Dividends per share of common stock                                  none       none

Dividends per share of preferred stock                             $0.000     $0.000

The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                   Three Months       Three Months

                                                       Ended              Ended

                                                 December 31, 2012  December 31, 2011

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net (Income) loss from Continuing Operations         $  ( 44,924 ~~27,365~~ )        $  (54,197)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                                0              3,345

  Consulting Fees, related party                           7,500              5,000

  Consulting Fees, other                                   2,000                  -

   Loss in Investments                                     17,559                  -

   Reduction of debt receivable purchase price

    due to gross collections received                          -              4,477

 Changes in operating assets and liabilities:

  Decrease in Trade account receivables                        -               (413)

  ~~Increase in obligations in excess of investment basis  136,817~~

  Increase in accounts payable and accrued expenses        6, 182 ~~446~~              3,309

  ~~Increase in investment payable                          (1,000)                 -~~

                                                        ----------         ----------

     Cash used in operating activities                      ~~126,398~~ 11,683              (38,479)

Cash flows from investing activities:

  Investment in Reality Corp                                     ~~(13,000~~ - ~~)~~

  ~~Disposal of equipment                                   11,247~~

  ~~Decrease in note receivable from related party          22,782~~

                ~~-~~

                                                       ----------          ---------

    Cash used by investing activities                             - ~~21,029~~                      -

Cash flows from financing activities:

  Proceeds from bank lines of credit, net or repayments    ~~(9,035)~~     -                 (857)

  ~~Payments on notes payable related party                (97,480)~~

  Proceeds from contributed capital-related party              -             26,742

  Increase in interest accrued on notes payable –

     Related party                                              - ~~0~~                757

  ~~Paid in capital adjustment (net of consulting fees)     (5,594)~~

  Proceeds from issuance of convertible debt –

    related party                                            ~~(40,430~~ 6,606 ~~)~~                1,542

  ~~Issuance of common stock                                    35~~

                                                       ----------          ----------

  Cash provided by financing activities                     ~~(152,504~~ 6,606 ~~)~~              28,184

                                                       ----------          ----------

Decrease in cash                                          (5,077)           (10,295)

Cash and cash equivalents at beginning of period           5,232             15,332

                                                       ----------          ----------

Cash at end of period                                  $     155           $  5,037

                                                       =========           ========

Interest paid                                                                 4,285

Non-cash investing and financing transactions:

 Amount Due for Investment Purchase                       (1,000)

 Equity issued for cost of obtaining investment

   in Re@lity                                            (12,000)  ~~Issuance of common stock for pre-paid consulting         10,000                  -~~

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC           (119,107)

                                                       ----------          ----------

      Total non-cash transactions                     $   (132,107  ~~10,~~ ) ~~000~~          $       -

                                                       ==========          ==========

The accompanying notes are an integral part of these condensed financial statements.

                            ISA INTERNATIONALE INC.

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                        Three Months Ended Three Months Ended

                                         December 31, 2012 December 31, 2011

                                            (Unaudited)       (Unaudited)

                                         ----------------    -------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations             $ (0.00)       $ (0.00)

Gain on recovery of legal fees                      .00            .00

Net realized gain on portfolio securities          0.00           0.00

Net change in unrealized (depreciation)

   appreciation of portfolio companies              ( 17,559 ~~0.00~~ )          0.00

Net change in unrealized (deprecation)

   appreciation of stock option investment        (0.00)          0.00

Net income tax expense                            (0.00)

                                              ---------      ---------

Total from investment operations                    ( 17,559 ~~0.00~~ )            0.00

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET IN ~~IN~~ CREASE IN NET ~~ASSETS~~                        LIABILITIES                  ( 17,559 ~~0.000~~ )         0.000

                                              =========        =======

NET ~~ASSETS~~ LIABILITIES

    Beginning of period                         284,836    ~~0.000             0.000~~ 240,423

    End of period                               315,760     ~~.000~~          262,878  ~~0.000~~

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     ( ~~0.~~ 15.0 ~~00~~ )%         0.00%

~~RATIOS AND SUPPLEMENTAL DATA:~~

~~Ratios to average net assets:~~

    ~~Net expenses                                  0.00%           0.00%~~

    ~~Net investment gain(loss)                     0.00%           0.00%~~

 The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAI") was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Co mpany ~~rporation~~ on June 29, 2012 , and determined that it will operate as a business development company effective October 1, 2012 and ~~has~~  accordingly filed Form N54-A with the Securities and Exchange Commission. See note ~~7~~ 6 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company (“BDC”). As a result, it will soon become a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced significant investment activities in fiscal 2013 and as such began reporting and accounting methodologies consistent with BDC requirements during the first quarter of fiscal 2013.

In Fiscal 2013 ~~2012~~ , the Company has began reporting as a BDC and the attached financial statements for the quarter ended ~~December 31, 2012~~ December 31, 2012 have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended ~~December 31, 2012~~ December 31, 2012 ~~and 2011~~  and its operating results, cash flows and changes in net assets for each of the quarters ended December 31, 2012 ~~and 2011~~  are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2012 and the three months ended December 31, 2011 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

In the opinion of management, the condensed financial statements include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2012 and September 30, 2012 the results of its operations and cash flows for the three months ended December 31, 2012 and 2011 Results of operations reported for interim periods are not necessarily indicative of results for the entire year and should be read in conjunction with the prior year 10-K.

1.c) USE OF ESTIMATES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investment ~~s and the useful lives of fixed assets~~ income and loss , at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1.d)RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all recently issued accounting pronouncements through the filing date of these condensed financial statements and has determined that these pronouncements will have no material impact on the condensed financial statements of ISA Internationale, Inc.

1.e) FINANCIAL INSTRUMENTS

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

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which ~~is~~ are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described as:

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

The carrying value of the Company's non-investment financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable ~~are valued using level 1 inputs.  The Company believes that the recorded values~~  approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

       Fair Value Measurements as of December 31, 2012:

Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.        -           -    $32,000   $ 32,000

     Investment – Re@lity Corp                 -           -     $13,000    $ 13,000

    Investment – ~~Reality Corp~~ ISA Financial                                   $     0   $      0  ~~13,000     13,000~~

Total Assets                                -           -     $ 45,000    $     45,000

Rollforward of level 3 financial instruments:

   Financial Instruments as of September 30, 2012                  $32,000

   Investments in equity of Re@lity Corp                            $12,000

      Total Assets as of December 31, 2012                         $45,000

The fair value of the Company 's investments as of December 31, 2012 approximate cost due to the short time period from the time of purchase and the lack of any market related transactions since our purchase. These companies are currently in the development stage.

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,1 22, ~~0~~ 918 ~~5,359~~ at December 31, 2012. The Company incurred a net loss from operating activities of $ ~~27,365~~ 44,924 for the three month period ended December 31, 2012 compared to a net loss of $54,197 for the same period last year.

The Company received loans and cash advances totaling $7,328 from a related party during the quarter ended December 31, 2012. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done through March 31, 2012 in the amount of $51,019.

As of December 31, 2012, the Company also had obligations due on investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate in the amount of $136,817. These obligations will require payment by the Company in the near future as the BDC activities further commence.

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

As of July, 1, 2012, the Company has changed its business plan and ~~has ceased~~ wound down being a debt collection Company, sold its existing debt collection business that had been operated within a wholly owned subsidiary and has formulated plans to begin operations as a Business Development Corporation, effective ~~June 29~~ October 1 , 2012. However, there can be no assurance these new actions will be successful.

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

Note 3) STOCKHOLDER’S EQUITY:

Common Stock

During the quarter ended December 31, 2012, 300,000 shares of the Company’s common stock were issued to a consultant who has been instrumental in assisting in the negotiations and purchase of the Company’s purchase of its interest in Reality Corp as well as an additional 50,000 shares of common stock for additional services rendered as a consultant to the Company on behalf of its Business Development activities.

As a result of these new issues of common shares, there are 49,224,912 in common stock shares outstanding at December 31, 2012.

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

Note 4) DISCONTINUED OPERATIONS

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

On June 28, 2012, the Board of Directors approved the sale of all the assets and liabilities of a wholly owned subsidiary operating completely within the debt collection business to related parties that had been directing and operating all of the efforts of the Company to establish itself within that industry.  The related parties have a Company that has been in the debt liquidation business and through an agreement the parties have decided to sell the assets and related inherent liabilities to that entity 100% owned by the related parties under a Stock Purchase Agreement dated June 29, 2012. Accordingly, on June 29, 2012 we completed the sale of substantially all of the subsidiary assets and liabilities of the subsidiary ISA Acceptance Corporation to Doubletree Liquidation Corporation, a Minnesota corporation formed in 2005 by the related parties, for consideration valued at approximately $22,782, which consisted of the following:

The transaction as herein described.

(i)  7,065,300 of the seller Company’s, ISA Internationale, Inc. common stock shares which were to be delivered to the Purchaser at Closing.

(ii) An unsecured promissory note in the aggregate principal amount of

$22,782 due to the seller within 3 years. The promissory note bears interest at the rate of 6%, with principal and interest due upon the disposition of the liquidation of the various assets sold on June 29, 2012. Additional proceeds are due as follows in a separate provision in the purchase agreement as of June 30, 2012. The Purchaser DLC also has the obligation to pay to the seller ISAF, additional certain specific excess proceeds received by DLC on the sale of the first 3,000,000 shares of ISA Internationale, Inc. in excess of $.25 per share of stock sold and further after all of the trade debts that are owed by ISAC as of June 29, 2012 are paid in full. This provision is not a part of the promissory note obligation on the payment of the $14,500 plus interest due thereon until paid in full, but is a part of the Purchase Agreement signed by ISAF to Doubletree Liquidation Corporation.

On December 31, 2012, the note receivable of $22,782 and the equipment and fixtures net asset value of $11,247, both assets of ISAF, an unconsolidated affiliate of the Company, have been presented as a reduction of the “Obligations in excess of investment basis ” in controlled affiliate ~~”~~ , in the total amount of $170,846, resulting in the presented Current Liability at December 31, 2012 in the net amount of $136,817.

As of December 31, 2012, no further operations in the debt collection business are being conducted by the Company. No further losses in this activity are anticipated by the Company.

NOTE 5) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

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

During the quarter ended December 31, 2012, provided the financing necessary to maintain operations by advancing loans and advances to the Company. These monies included cash advances, net of repayments of $7,328. None of these advances were repaid except a consulting fee was added to the amount in the amount of $7,500 and a note payable at December 31, 2012 to DCP was in the amount of $51,019. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital as of September 30, 2012. These loans outstanding of $51,019 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 703,710 common shares of the Company at the conversion price of $.0725 per common share.

Note 6 ~~7~~ ) - BUSINESS DEVELOPMENT CORPORATION

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

1)

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters  ~~going forward from July 1, 2012~~ ..

2)

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000,000 shares of common stock shares of NewsBeat Social,Inc. was consummated on June 29, 2012. A copy of that agreement is attached to this Form 10Q filing as an exhibit. The total purchase price was approximately $32,000 and is not considered significant.

In December 2012, the Company entered into its second agreement with RE@LITY Corp, Inc, a Delaware Corporation. RE@LITY focuses on eClinical validation services using its proprietary automation platform, ClinTest. To further its business plans and raise needed capital, RE@LITY is seeking to sell its common shares in a private placement and to accelerate the registration of its shares for public trading through an S-1 registration filing with the SEC (“Registration”). It is the intention of the parties that ISAT shall either directly or through its assigns, or investors facilitated by ISAT, acquire equity interests in RE@LITY for $1,000 in cash, payable at closing or shortly thereafter and ISAT will then distribute a pre-agreed portion of its equity interests to its shareholders as a dividend.

On February 6, 2013, ISAT received 10,000,000 non registered common shares in Reality Corp for the agreed purchase price of $1,000. As of the date of this report, ISAT considers the transaction completed and will proceed to assist Reality Corp. to achieve its intended business plan objective.

Note 7 ~~8~~ ) RELATED PARTY TRANSACTIONS

( 7 ~~8~~ ..a) NOTES PAYABLE - RELATED PARTY

Bernard L. Brodkorb, President of ISAT, has a Loan Agreement with ISAF issued on January 25, 2010 in the amount of $25,008 used to finance a portfolio purchase. The loan accrues interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan and the balance outstanding at December 31, 2012 is $34,560.

C. J. Newman, Vice President of Doubletree Capital Partners, Inc., has two loan agreements with ISAF issued on June 25, 2010 and August 3, 2010. Both loans are for $25,000 for a total of $50,000. The loans accrue interest at the rate of 11% per annum. No interest or principal payments have been paid toward the loan. The balance outstanding at December 31, 2012 is $65,590.

All of the above loans are presented on the balance sheet as current liabilities for a total amount of $101,150 and are included in the “Obligations in excess of investment basis” in controlled affiliate ..

( 7 ~~8~~ ..b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended December 31, 2012, the Company received $7,328 in cash loans and advances from a related party. These advances and loans and a $7,500 management fee payable to Doubletree Capital Partners, Inc., recorded as notes payable – related party and are included in the loan payable of $51,019, are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 703,710 common shares at the rate of $.0725 per share as of December 31, 2012.

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

Company History and Overview

On June 29, 2012, the Company to begin in the process of bec oming ~~ame~~ a Business Development Company by fil ed ~~ing~~ Form N54-A with the Securities and Exchange Commission. Further, The Company sold its in-house debt collection business to a related company owned by the Company’s President and another investor who is also an investor shareholder in the Company’s Management Company.

With the Company’s filing of Form N-54A with the United States Securities Exchange Commission to become a Business Development Company, it will soon become a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters going forward  ~~from July 1, 2012~~ .

As a result, the Company considers itself to be operational as ~~but~~ a Business Development Company ~~for the period from~~ as of October 1, 2012  ~~June 30, 2012~~    and forward. After successful completion of its reorganization efforts and the set–up of operations as a Business Development Company, ISAT plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity, as well as the associated activities required of a Company involved in activities as a Business Development Corporation.

Results of Operations for the three months ended December 31, 2012 and 2011.

Sales and Gross Profit

The Company has sold its debt collection business as of June 30, 2012. Accordingly, losses from discontinued operations have been recorded in the amount of $3,556 for the three months ended December 31, 2011. There are no additional losses to record for discontinued operations for the quarter ended December 31, 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $26,073 for the three months ended December 31, 2012 compared to $46,356 for three months ended December 31, 2011. The decrease is primarily due to decreased staffing costs and the disposition of other costs and expenses related to the discontinued operations as of June 30, 2012 compared to the same period in 2011.

Interest expense for the three months ended December 31, 2012 totaled $1,292 compared to $4,285 for the three month period ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had total assets of $45,155 consisting of $155 in cash, $32,000 in a stock investment for NewsBeat Social, Inc., $1 3 ~~2~~ ,000 invested in Realty Corp.

The Company also had $360,915 in current liabilities consisting of $136,817 in obligations in excess of investment basis in controlled affiliate , $14 3 ~~2~~ , 079 ~~344~~ in accounts payable and accrued expense s ~~s, $ 1,000 in common stock payable~~ , $51,019 in 12% convertible notes payable – secured – related party, and a stock investment payable of $30,000. Total liabilities as of December 21, 2012 were $360,915 compared to $356,097 at September 30, 2012.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the  Company’s 100% interest in ISA Financial as of December 31, 2012. The net assets represented obligations in excess of our investment basis of $136,817.

As of September 30, 2012, the Company had total assets of $71,261 consisting of $5,232 in cash, $11,247 in office equipment, furniture, and vehicles net of depreciation, $32,000 stock investment, and $22,782 receivable from a related party. It had $350,803 in current liabilities consisting of $135,634 in accounts payable and accrued expenses, $30,000 for an investment payable to a related party, $3,741 in notes payable other-current portion, $97,480 in notes payable to a related party current portion, and $83,949 convertible notes payable to a related party.  Total liabilities as of September 30, 2012 were $356,097 and included notes payable long term of $5,293.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's Form 10-K submission for the year ended September 30, 2012, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2013 due to a recessionary economy that is slowly recovering but still has relatively high unemployment in the work force making it difficult for millions to meet their credit obligations.

Prior Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to sell the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its ~~operational and marketing~~  strategies that it may develop in any new business venture investments ..

There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business venture investment s and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, and attempt to ~~develop a successful business in the debt collection business and endeavor to find suitable candidates for merger or acquisition~~ operate as a business development company ..

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2012 of $ ~~10,105,359~~ 10,122,918 .. Further, the Company expects to continue to incur investment losses until it generates ~~revenues at appropriate margins to achieve profitability~~ investment income .. There can be no assurance the Company will ever generate ~~revenues~~  investment income or that it will achieve profitability or that its future ~~operations~~  investment activity will prove commercially  ~~successful or that it will establish any means of generating revenues at appropriate margins to achieve profitability~~ ..

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

The Company will continue to use its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.  There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating and investment losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2012, includes an explanatory paragraph concerning the Company's ability to continue as a going concern. Additionally, Footnote 2 of our financial statement of this form 10Q discusses current liquidity and going concern matters.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 94.04%, respectively of the Company's outstanding common stock at December 2012. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAI.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $ ~~10,105,359~~ 10,122,918 at December 31, 2012. The net loss for the three month period ended December 31, 2012 was $ ~~27,365~~ 44,924 ..

The Company currently owes $136,817 in obligations in excess of investment basis, $142,079 in accounts payable and accrued expenses, $1,000in common stock payable, $51,019 in 12% convertible notes payable – secured – related party, $30,000 in a stock investment payable for a total liabilities of $360,915 at December 31, 2012.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its reorganization efforts and expand its ~~direct collection operations~~ business development company activities .. There can be no assurance these actions will be successful.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4 ~~T~~ . CONTROLS AND PROCEDURES

4 ( ~~.~~ 1 ) Evaluation of Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company's disclosure controls and procedures were not effective.

~~(b) Management's Report on Internal Control Over Financial Reporting~~

~~The management of ISA Internationale Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, our management and certifying officers conducted an evaluation as of the end of the period covered by this report, of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).~~

~~Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective.~~

4(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We reported on form 10K as of September 30, 2012 that our internal control over financial reporting was not effective.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended December 31, 2012, the Company was not a party to any lawsuit and legal proceeding. The Company considers small lawsuits regarding collection matters to be part of the normal course of business.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2012.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of March 31, 2012 continue as of December 31, 2012. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $27,116 as of March 31, 2012 is no longer recorded as a current liability by the Company at June 30, 2012. (See note 7 in the notes to financial statements).

ITEM 4. Mine Safety Disclosures

None during the quarter ended December 31, 2012.

ITEM 5. Other Information

None during the quarter ended December 31, 2012.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

       EX-31.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a) – 14(a) of the Securities Exchange Act, as amended.

       EX-32.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit: Purchase Agreement between ISA Internationale, Inc. and Reality Corp, dated December 21, 2012.

(b) Form 8-K reports filed during quarter:

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, thereunto duly authorized.

      ISA INTERNATIONALE INC.

      /s/ Bernard L. Brodkorb

      By: Bernard L. Brodkorb

      President, Chief Executive Officer, and Chief Financial Officer

      Date: February 19, 2013

~~Exhibits: Purchase Agreement between ISA Internationale, Inc. and Reality Corp, dated December 21, 2012.~~