Form 10-Q/A
period 2012-12-31
ISA INTERNATIONALE INC
filed 2013-02-20
CIK 1095133

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly report for the period ended December 30, 2012 is being filed to correct formatting errors previously submitted in our quarterly report filed with the Securities and Exchange Commission on February 19, 2013.

                            ISA INTERNATIONALE INC.

                                 FORM 10-Q/A

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statement of Net Assets and Liabilities                5

        Schedule of Investments                                          6

        Statements of Changes in Net Liabilities                         7

        Condensed Statements of Operations                               8

        Condensed Statements of Cash Flows                               9

        Statement of Financial Highlights                               10

        Notes to Condensed Financial Statements                      11-18

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    19-26

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      26

ITEM 4. Controls and Procedures                                         27

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     28

ITEM 3. Defaults upon Senior Securities                                 28

ITEM 4. Mine Safety Disclosures                                         28

ITEM 5. Other Information                                               28

ITEM 6. Exhibits and Reports on Form 8-K                             28-29

Signatures                                                              30

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2012, and its results of operations, net liabilities, and cash flows for the three month period ended December 31, 2012. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K filed on January 14, 2013.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF NET ASSETS AND LIABILTIIES

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

                                                          ============   ============

          LIABILITIES AND NET ASSETS

Current liabilities:

   Obligations in excess of investment basis

    in controlled affiliate                               $   136,817       $

   Accounts payable - trade and taxes                         143,079         135,634

   Payable to related party – NewsBeat Social, Inc.            30,000          30,000

   Notes payable other

                            0           3,741

   Notes payable related party - current portion                    0          97,480

   Convertible notes payable - related party                   51,019          83,949

                                                         ------------       ---------

   Total current liabilities                                  360,915         350,803

Long Term Liabilities

   Notes payable other - long term portion                          0           5,293

                                                         ------------       ---------

Total liabilities                                             360,915         356,097

                                                          ------------    ------------

Net Liabilities:

   Common stock, $.0001 par value, 300,000,000 shares authorized;

     49,224,912 shares issued and outstanding at

     December 31, 2012; 48,874,912 shares issued and

     outstanding at September 30, 2012                          4,923           4,888

   Additional paid-in capital                              10,339,735      10,325,770

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Accumulated deficit                                    (10,122,918)    (10,077,994)

                                                           ------------     -----------

   Total Net Liabilities                                     (315,760)       (284,836)

                                                          ------------      ---------

Total liabilities and stockholders' deficit                 $  45,155       $  71,261

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

                                                 =========        =========

(1) At December 31, 2012 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. There has been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon contractual commitments.

(2) At December 31, 2012 there were 10,000,000 of Re@lity shares held and reported on a fair value basis at the original purchase price of $0.0001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. The costs of $12,000 have been recorded as a development cost to the date of this report.

(3) On October 1, 2012 the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead we show our 100% investment at the approximate fair market value. Because obligations exceed the fair value of the investment in ISAF we record this as a liability of the Company.

 The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

                        STATEMENTS OF CHANGES IN NET LIABILITIES

                                             Three Months Ended  Three Months Ended

                                             December 31, 2012   December 31, 2011

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (27,365)      $  (54,197)

Realized loss on Investment                           (17,559)

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                     (44,924)         (54,197)

SHAREHOLDER ACTIVITY:

    Issuance of Common Stock                           14,000           31,742

NET DECREASE IN NET LIABILITIES                       (30,924)         (22,455)

NET ASSETS:

     Beginning of period                             (284,836)        (240,423)

     End of period                                   (315,760)        (262,878)

     Average net assets                              (300,298)        (251,651)

                                                     =========        =========

Ratios to average net assets:

     Net operating expenses                          (15.0) %        (21.5) %

     Net investment gain(loss)                            - %             - %

     Per share ratio expenses                             - %             - %

     Per share ratio net investment gain(loss)            - %             - %

    The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                                               Three Months Ended

                                                             December 31,  December 31,

                                                                 2012          2011

                                                            ---------------------------

Investment Income:                                                     -            -

Operating expenses:

 General and administrative                                        17,823      37,606

 General and administrative-related party                           8,250       8,750

                                                                 --------     --------

  Operating expenses                                               26,073      46,356

                                                                 --------     ---------

  Operating loss                                                  (26,073)    (46,356)

Other expenses

    Interest expense                                                    0      (1,871)

    Interest expense-related party                                 (1,292)     (2,414)

                                                                  ---------    --------

                                                                   (1,292)     (4,285)

Net Investments

    Net realized loss on investments                              (17,559)           -

                                                                 --------     --------

                                                                  (17,559)           -

Discontinued operations

  Loss from discontinued operations                                      -     (3,556)

                                                                 ---------    --------

Net decrease in net assets from operations                        $(44,924)   $(54,197)

                                                                 =========   =========

Basic loss per share

   Continuing Operations                                         $ (0.0009)  $ (0.0021)

   Discontinued Operations                                       $ (0.0000)  $ (0.0001)

                                                                 =========   =========

Basic and diluted loss per share                                 $ (0.0009)  $ (0.0022)

                                                                 =========   =========

Weighted average common

Shares outstanding: Basic                                       48,923,282  23,999,612

                                                                ==========  ==========

Dividends per share of common stock                                  none       none

Dividends per share of preferred stock                             $0.000     $0.000

The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                   Three Months       Three Months

                                                       Ended              Ended

                                                 December 31, 2012  December 31, 2011

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net (Income) loss from Continuing Operations         $  (44,924)        $  (54,197)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                                0              3,345

  Consulting Fees, related party                           7,500              5,000

  Consulting Fees, other                                   2,000                  -

  Loss in Investments                                     17,559                  -

  Reduction of debt receivable purchase price

    due to gross collections received                          -              4,477

 Changes in operating assets and liabilities:

  Decrease in Trade account receivables                        -               (413)

  Increase in accounts payable and accrued expenses        6,182              3,309

                                                        ----------         ----------

     Cash used in operating activities                    11,683            (38,479)

Cash flows from investing activities:

  Investment in Reality Corp                                   -

                                                       ----------          ---------

    Cash used by investing activities                          -                 -

Cash flows from financing activities:

  Proceeds from bank lines of credit, net or repayments        -               (857)

  Proceeds from contributed capital-related party              -             26,742

  Increase in interest accrued on notes payable –

     Related party                                             -                757

  Proceeds from issuance of convertible debt –

    related party                                          6,606              1,542

                                                       ----------          ----------

  Cash provided by financing activities                    6,606              28,184

                                                       ----------          ----------

Decrease in cash                                          (5,077)           (10,295)

Cash and cash equivalents at beginning of period           5,232             15,332

                                                       ----------          ----------

Cash at end of period                                  $     155           $  5,037

                                                       =========           ========

Interest paid                                                                 4,285

Non-cash investing and financing transactions:

 Amount Due for Investment Purchase                       (1,000)

 Equity issued for cost of obtaining investment

   in Re@lity                                            (12,000)

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC           (119,107)

                                                       ----------          ----------

      Total non-cash transactions                     $ (132,107)          $       -

                                                       ==========          ==========

The accompanying notes are an integral part of these condensed financial statements.

                            ISA INTERNATIONALE INC.

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                        Three Months Ended Three Months Ended

                                         December 31, 2012 December 31, 2011

                                            (Unaudited)       (Unaudited)

                                         ----------------    -------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations             $ (0.00)       $ (0.00)

Gain on recovery of legal fees                      .00            .00

Net realized gain on portfolio securities          0.00           0.00

Net change in unrealized (depreciation)

   appreciation of portfolio companies          (17,559)          0.00

Net change in unrealized (deprecation)

   appreciation of stock option investment        (0.00)          0.00

Net income tax expense                            (0.00)

                                              ---------      ---------

Total from investment operations                (17,559)          0.00

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET LIABILITIES                 (17,559)         0.000

                                              =========        =======

NET LIABILITIES

    Beginning of period                        284,836         240,423

    End of period                              315,760         262,878

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     (15.0)%         0.00%

 The accompanying notes are an integral part of the financial statements.

ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAI") was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Company on June 29, 2012, and determined that it will operate as a business development company effective October 1, 2012 and accordingly filed Form N54-A with the Securities and Exchange Commission. See note 6 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

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

In Fiscal 2013, the Company has began reporting as a BDC and the attached financial statements for the quarter ended December 31, 2012 have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended December 31, 2012 and its operating results, cash flows and changes in net assets for each of the quarters ended December 31, 2012 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2012 and the three months ended December 31, 2011 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

1.c) USE OF ESTIMATES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investment income and loss, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described as:

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

The carrying value of the Company's non-investment financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

 Fair Value Measurements as of December 31, 2012:

Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.        -           -    $32,000   $ 32,000

  Investment – Re@lity Corp                 -           -    $13,000   $ 13,000

  Investment – ISA Financial                                 $     0   $      0

Total Assets                                -           -    $45,000   $ 45,000

Rollforward of level 3 financial instruments:

   Financial Instruments as of September 30, 2012                  $32,000

   Investments in equity of Re@lity Corp                           $12,000

      Total Assets as of December 31, 2012                         $45,000

The fair value of the Company's investments as of December 31, 2012 approximate cost due to the short time period from the time of purchase and the lack of any market related transactions since our purchase. These companies are currently in the development stage.

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,122,918 at December 31, 2012. The Company incurred a net loss from operating activities of $44,924 for the three month period ended December 31, 2012 compared to a net loss of $54,197 for the same period last year.

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

As of July, 1, 2012, the Company has changed its business plan and wound down being a debt collection Company, sold its existing debt collection business that had been operated within a wholly owned subsidiary and has formulated plans to begin operations as a Business Development Corporation, effective October 1, 2012. However, there can be no assurance these new actions will be successful.

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

On December 31, 2012, the note receivable of $22,782 and the equipment and fixtures net asset value of $11,247, both assets of ISAF, an unconsolidated affiliate of the Company, have been presented as a reduction of the “Obligations in excess of investment basis” in controlled affiliate, in the total amount of $170,846, resulting in the presented Current Liability at December 31, 2012 in the net amount of $136,817.

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

Note 6) - BUSINESS DEVELOPMENT CORPORATION

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

1)

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters.

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

Note 7) RELATED PARTY TRANSACTIONS

(7.a) NOTES PAYABLE - RELATED PARTY

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

All of the above loans are presented on the balance sheet as current liabilities for a total amount of $101,150 and are included in the “Obligations in excess of investment basis” in controlled affiliate.

(7.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

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

Company History and Overview

On June 29, 2012, the Company began the process of becoming a Business Development Company as it filed Form N54-A with the Securities and Exchange Commission. Further, The Company sold its in-house debt collection business to a related company owned by the Company’s President and another investor who is also an investor shareholder in the Company’s Management Company.

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

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new client for financial consulting work completed in the succeeding quarters going forward.

As a result, the Company considers itself to be operational as a Business Development Company as of October 1, 2012 and forward. After successful completion of its reorganization efforts and the set–up of operations as a Business Development Company, ISAT plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity, as well as the associated activities required of a Company involved in activities as a Business Development Corporation.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had total assets of $45,155 consisting of $155 in cash, $32,000 in a stock investment for NewsBeat Social, Inc., $13,000 invested in Realty Corp.

The Company also had $360,915 in current liabilities consisting of $136,817 in obligations in excess of investment basis in controlled affiliate, $143,079 in accounts payable and accrued expenses, $51,019 in 12% convertible notes payable – secured – related party, and a stock investment payable of $30,000. Total liabilities as of December 21, 2012 were $360,915 compared to $356,097 at September 30, 2012.

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

Prior Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAI had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to sell the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its strategies that it may develop in any new business venture investments.

There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAI can find and attract new capital for any new business venture investments and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, and attempt to operate as a business development company.

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2012 of $10,122,918. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,122,918 at December 31, 2012. The net loss for the three month period ended December 31, 2012 was $44,924.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to complete its reorganization efforts and expand its business development company activities. There can be no assurance these actions will be successful.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

4(a) Evaluation of Controls and Procedures

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

      Date: February 20, 2013