Form 10-Q
period 2013-03-31
ISA INTERNATIONALE INC
filed 2013-05-15
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2013

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

              Large accelerated filer [ ]  Accelerated filer          [ ]

              Non-accelerated filer   [X]  Smaller Reporting Company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On May 12, 2013, there were 47,974,912 shares of the Registrant's common stock, par value $.0001 per share.

On May 12, 2013, there were also convertible notes payable in the amount of $67,569 that are due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 931,986 shares.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statement of Net Assets and Liabilities                5

        Schedule of Investments                                          6

        Statements of Changes in Net Liabilities                         7

        Condensed Statements of Operations                               8

        Condensed Statements of Cash Flows                               9

        Notes to Condensed Financial Statements                      10-18

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    19-25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      25

ITEM 4. Controls and Procedures                                         26

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     27

ITEM 3. Defaults upon Senior Securities                                 27

ITEM 4. Mine Safety Disclosures                                         27

ITEM 5. Other Information                                               27

ITEM 6. Exhibits

                                                27

Signatures                                                              28

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, and its results of operations, net liabilities, and cash flows for the six month period ended March 31, 2013. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012 which was filed on January 14, 2013.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF ASSETS AND LIABILTIIES

                                                       March 31, 2013  September 30,2012

                                                        (Unaudited)

                    ASSETS                              -------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Stock                        $     32,000      $   32,000

      Investment in Reality Corp                                13,000              --

                                                          ------------        ---------

Total Investments                                        45,000          32,000

  Cash                                                             110           5,232

  Fixed assets, net                                                 --          11,247

  Note Receivable – Related party

        --          22,782

                                                          ------------       ---------

  Total assets                                               $  45,110       $  71,261

                                                          ============   ============

                LIABILITIES & NET LIABILITIES

  Obligations in excess of investment basis

    in controlled affiliate                               $   158,596       $      --

  Accounts payable - trade and taxes                          137,782         135,634

  Payable to related party – NewsBeat Social, Inc.             30,000          30,000

  Notes payable other

                           --           3,741

  Notes payable related party - current portion                    --          97,480

  Convertible notes payable - related party                    67,569          83,949

  Notes payable other - long term portion                          --           5,293

                                                         ------------       ---------

  Total liabilities                                           393,947         356,097

                                                         ------------       ---------

  Net liabilities                                          $ (348,837)    $  (284,836)

                                                          ============   ============

Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares authorized;

     49,224,912 shares issued and 47,974,912 shares outstanding at

     March 31, 2013; 48,874,912 shares issued and

     47,624,912 shares outstanding at September 30, 2012        4,923           4,888

   Additional paid-in capital                              10,339,735      10,325,770

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Losses and distributions in excess of earnings         (10,155,995)    (10,077,994)

                                                           ------------     -----------

   Total net liabilities                                     (348,837)       (284,836)

                                                          ------------      ---------

Total liabilities and stockholders' deficit                 $  45,110       $  71,261

                                                          ============     ===========

Net liability value per outstanding share of

   common stock                                             $  (0.007)      $  (0.006)

                                                          ============     ===========

The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     March 31, 2013

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

                                                 =========        =========

(1) At March 31, 2013 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. There has been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon contractual commitments.

(2) At March 31, 2013 there were 10,000,000 of Re@lity shares held and reported on a fair value basis at the original purchase price of $0.0001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. The costs of $12,000 have been recorded as a development cost to the date of this report.

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

ISA INTERNATIONALE INC.

                        STATEMENTS OF CHANGES IN NET LIABILITIES

                                             Six Months Ended  Six Months Ended

                                             March 31, 2013     March 31, 2012

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (38,663)      $ (127,658)

Realized loss on investments                          (39,338)              --

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                     (78,001)        (127,658)

SHAREHOLDER ACTIVITY:

    Issuance of Common Stock                           14,000             --

    Contributed Capital                                    --          31,741

                                                   ------------      ----------

NET DECREASE IN NET LIABILITIES                       (64,001)        (95,917)

NET LIABILITIES:

     Beginning of period                             (284,836)        (240,423)

                                                   ------------      ----------

     End of period                                   (348,837)        (336,340)

     Average net liabilities                         (316,837)        (288,382)

                                                     =========        =========

Ratios to average net liabilities:

     Net operating expenses                           (12.2) %       (44.3) %

     Net investment (loss)                            (12.4) %            - %

     Per share ratio expenses                         (0.10) %            - %

     Per share ratio net investment gain(loss)        (0.10) %            - %

    The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               Three Months   Three Months   Six Months    Six Months

                                  Ended          Ended          Ended         Ended

                            March 31, 2013  March 31, 2012  March 31, 2013 March 31, 2012

                              -------------  -------------  ------------  ------------

Investment income:             $      --       $     --    $      --       $     --

Operating expenses:

 General and administrative          3,717         58,569       19,540         98,887

 General and administrative -

   (related party)                   5,750         11,250       16,000         20,000

                                  ---------      ---------   ---------      ---------

Total operating expenses             9,467         69,819       35,540        118,887

Other Expenses

 Interest expense                       --            --           --          (3,875)

 Interest expense-related party     (1,831)       (4,486)      (3,123)         (4,896)

                                  ---------     ----------   ---------     ----------

   (1,831)       (4,486)      (3,123)         (8,771)

                                  ---------     ----------   ---------     ----------

Net loss from operations           (11,298)      (74,305)     (38,663)       (127,658)

Net Investments

  Net realized loss on investments (21,779)            --     (39,338)            --

 ---------     ----------   ---------      ----------

Net increase in net liabilities

   from operations                 (33,077)      (74,305)     (78,001)       (127,658)

                                  ==========    ==========    ==========     ==========

Basic loss per share from

   Operations                       (0.0007)      (0.0031)      (0.0016)       (0.0053)

                                  ==========    ==========    ==========     ==========

Basic and diluted loss per share  $ (0.0007)    $ (0.0031)    $ (0.0016)     $ (0.0053)

 ==========    ==========    ==========    ==========

 Weighted average common

   Shares outstanding: Basic and

   Diluted                        47,974,912    22,749,612    47,915,846     22,749,612

                                  ==========    ==========    ==========     ==========

Dividends per share of

   Common stock                        none          none         none          none

Dividends per share of

   Preferred stock

$    0.000      $   0.000    $   0.000     $   0.005

       The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Six Months        Six Months

                                                       Ended              Ended

                                                   March 31, 2013     March 31, 2012

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities                     $  (78,001)        $  (127,658)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                                -              3,345

  Consulting fees, related party                          12,500              5,000

  Common shares issued for consulting fees, other          2,000                  -

  Realized loss on investments                            39,338                  -

  Reduction of debt receivable purchase price

    due to gross collections received                          -              4,477

 Changes in operating assets and liabilities:

  Trade account receivables                                    -               (413)

  Accounts payable and accrued expenses                    1,885              3,309

                                                        ----------         ----------

     Cash used in operating activities                   (22,278)           (38,479)

Cash flows from investing activities:

  Investment in Reality Corp                              (1,000)                -

                                                       ----------          ---------

    Cash used by investing activities                     (1,000)                -

Cash flows from financing activities:

  Proceeds from notes payable – related party

            18,156                 -

  Proceeds from bank lines of credit, net or repayments        -               (857)

  Proceeds from contributed capital-related party              -             26,742

  Increase in interest accrued on notes payable –

     Related party                                             -                757

  Proceeds from issuance of convertible debt –

    related party                                              -              1,542

                                                       ----------          ----------

  Cash provided by financing activities                    18,156            28,184

                                                       ----------          ----------

Decrease in cash                                          (5,122)           (10,295)

Cash and cash equivalents at beginning of period           5,232             15,332

                                                       ----------          ----------

Cash at end of period                                  $     110           $  5,037

                                                       =========           ========

Interest paid                                          $       -          $   4,285

                                                       =========           ========

Non-cash investing and financing transactions:

 Equity issued for cost of obtaining investment

   in Re@lity                                             12,000                  -

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC            119,258                  -

                                                       ----------          ----------

      Total non-cash transactions                     $  131,107          $       -

                                                       ==========          ==========

The accompanying notes are an integral part of these condensed financial statements.

                            ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAT" or the “Company”) was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Company on June 29, 2012, and determined that it will operate as a business development company effective October 1, 2012 and accordingly filed Form N54-A with the Securities and Exchange Commission. See note 6 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company (“BDC”). As a result, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced significant investment activities in fiscal 2013 and as such began reporting and accounting methodologies consistent with BDC requirements during the first quarter of fiscal 2013.

In Fiscal 2013, the Company has began reporting as a BDC and the attached financial statements for the quarter ended March 31, 2013 have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended March 31, 2013 and its operating results, cash flows and changes in net assets for each of the quarters ended March 31, 2013 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2012 and the three months ended December 31, 2011 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

In the opinion of management, the condensed financial statements include all normal recurring adjustments necessary for fair presentation.

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

 Fair Value Measurements as of March 31, 2013:

Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -    $32,000   $ 32,000

  Investment – Re@lity Corp                 -           -     13,000     13,000

  Investment – ISA Financial                -           -         -           -

Total Assets                                -           -    $45,000   $ 45,000

Rollforward of level 3 financial instruments:

   Financial Instruments as of September 30, 2012                  $32,000

   Investments in equity of Re@lity Corp                            13,000

      Total as of March 31, 2013                                   $45,000

The fair value of the Company's investments as of March 31, 2013 approximate cost due to the short time period from the time of purchase and the lack of any market related transactions since our purchase. These companies are currently in the development stage.

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,155,995 at March 31, 2013. The Company incurred a net increase in net liabilities resulting from operating activities of $78,001 for the six month period ended March 31, 2013 compared to a net increase in net liabilities resulting from operating activities of $127,658 for the same period last year.

The Company received loans and cash advances totaling $21,121 from a related party during the six month period ended March 31, 2013. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done through March 31, 2012 in the amount of $67,569.

As of March 31, 2013, the Company also had obligations due on investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate in the amount of $158,596. These obligations will require payment by the Company in the near future as the BDC activities further commence.

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

On July, 1, 2012, the Company changed its business plan and terminated being a debt collection Company, sold its existing debt collection business that had been operated within a wholly owned subsidiary and has formulated plans to begin operations as a Business Development Corporation, effective October 1, 2012. However, there can be no assurance these new actions will be successful.

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

Note 3) STOCKHOLDER’S EQUITY:

Common Stock

During the six month period ended March 31, 2013, 300,000 shares of the Company’s common stock were issued to a consultant who has been instrumental in assisting in the negotiations and purchase of the Company’s purchase of its interest in Re@lity Corp as well as an additional 50,000 shares of common stock for additional services rendered as a consultant to the Company on behalf of its Business Development activities. The Company did not issue any common stock shares during the three month period ending March 31, 2013.

As a result of these new issues of common shares, there are 47,974,912 in common stock shares outstanding at March 31, 2013.

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

On June 28, 2012, the Board of Directors approved the sale of all the assets and liabilities of a wholly owned subsidiary operating completely within the debt collection business to related parties that had been directing and operating all of the efforts of the Company to establish itself within that industry.  The related parties have a Company that has been in the debt liquidation business and through an agreement the parties have decided to sell the assets and related inherent liabilities to that entity 100% owned by the related parties under a Stock Purchase Agreement dated June 29, 2012. Accordingly, on June 29, 2012 we completed the sale of substantially all of the subsidiary assets and liabilities of the subsidiary ISA Acceptance Corporation to Doubletree Liquidation Corporation (DLC), a Minnesota corporation formed in 2005 by the related parties, for consideration valued at approximately $22,782, which consisted of the following:

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

On March 31, 2013, the note receivable of $22,782 and the equipment and fixtures net asset value of $11,247, both assets of ISAF, an unconsolidated affiliate of the Company, have been presented as a reduction of the “Obligations in excess of investment basis” in controlled affiliate, in the total amount of $192,625, resulting in the presented Current Liability at March 31, 2013 in the net amount of $158,596.

As of March 31, 2013, no further operations in the debt collection business are being conducted by the Company. No further losses in this activity are anticipated by the Company.

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

During the quarter ended March 31, 2013, provided the financing necessary to maintain operations by advancing loans and advances to the Company. These monies included cash advances, net of repayments of $21,121. None of these advances were repaid except a consulting fee was added to the amount in the amount of $12,500 and a note payable at March 31, 2013 to DCP was in the amount of $67,569. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital as of March 31, 2013. These loans outstanding of $67,569 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 931,986 common shares of the Company at the conversion price of $.0725 per common share.

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

1)

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new clients for financial consulting work completed in the succeeding quarters.

2)

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000,000 shares of common stock shares of NewsBeat Social,Inc. was consummated on June 29, 2012. A copy of that agreement is attached to this Form 10Q filing as an exhibit. The total purchase price was approximately $32,000 and is not considered significant.

In December 2012, the Company entered into its second agreement with RE@LITY Corp, Inc, a Delaware Corporation. RE@LITY focuses on eClinical validation services using its proprietary automation platform, ClinTest. To further its business plans and raise needed capital, RE@LITY is seeking to sell its common shares in a private placement and to accelerate the registration of its shares for public trading through an S-1 registration filing with the SEC (“Registration”). It is the intention of the parties that ISAT shall either directly, or through its investors facilitated by ISAT, acquire equity interests in RE@LITY and ISAT will then distribute a pre-agreed portion of its equity interests to its shareholders as a dividend.

On February 6, 2013, ISAT received 10,000,000 non registered common shares in Reality Corp for the agreed purchase price of $13,000. As of the date of this report, ISAT considers the transaction completed and will proceed to assist Reality Corp. to achieve its intended business plan objective.

Note 7) RELATED PARTY TRANSACTIONS

(7.a) NOTES PAYABLE - RELATED PARTY

All of the notes payable for related parties presented on the balance sheet as current liabilities for a total amount of $158,596 and are included in the “Obligations in excess of investment basis” in controlled affiliate.

(7.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended March 31, 2013, the Company received $21,121 in cash loans and advances from a related party. These advances and loans and a $12,500 management fee payable to Doubletree Capital Partners, Inc., recorded as notes payable – related party and are included in the loan payable of $67,569 are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 931,986 common shares at the rate of $.0725 per share as of March 31, 2013.

Note 8) SUBSEQUENT EVENTS

On April 29, 2013, the Company entered into a Financing and Conditional Registration Agreement (The “Agreement”) with Homebound Energy, LLC (“Homebound”), a corporation under the state laws of Texas focused on oil and natural gas exploration.

Homebound is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $25,000,000 with further Financing Transactions to follow.

The Agreement states that Homebound shall remit on the date hereof, a $20,000 non-refundable amount payable in cash to the Company, and $20,000 non-refundable payments to be made every 30 days for the remaining 120 days. If during the term of the engagement Homebound consummates a Financing Transaction with the assistance of the Company, Homebound will compensate the Company in the amount of 5% of the consideration received.

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

With the Company’s filing of Form N-54A with the United States Securities Exchange Commission to become a Business Development Company, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

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

Results of Operations for the six months ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $35,540 for the six months ended March 31, 2013 compared to $118,887 for six months ended March 31, 2012. The decrease is primarily due to decreased staffing costs and the disposition of other costs and expenses related to the discontinued operations as of June 30, 2012.

Interest expense for the six months ended March 31, 2013 totaled $3,123 compared to $8,771 for the six month period ended March 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $9,467 for the three months ended March 31, 2013 compared to $69,819 for three months ended March 31, 2012. The decrease is primarily due to decreased staffing costs and the disposition of other costs and expenses related to the discontinued operations as of June 30, 2012.

Interest expense for the three months ended March 31, 2013 totaled $1,831 compared to $4,486 for the six month period ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total assets of $45,110 consisting of $110 in cash, $32,000 in a stock investment for NewsBeat Social, Inc., and $13,000 invested in Re@lty Corp.

The Company also had $393,947 in liabilities consisting of $158,596 in obligations in excess of investment basis in controlled affiliate, $137,782 in accounts payable and accrued expenses, $67,569 in 12% convertible notes payable – secured – related party, and a stock investment payable of $30,000. Total liabilities as of March 31, 2013 were $393,947 compared to $356,097 at September 30, 2012.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the  Company’s 100% interest in ISA Financial as of March 31, 2013. The net assets represented obligations in excess of our investment basis of $158,596.

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

Prior Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network, ISAT had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to sell the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its strategies that it may develop in any new business venture investments.

There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAT can find and attract new capital for any new business venture investments and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, and attempt to operate as a business development company.

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2013 of $10,155,995. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

Need for Additional Financing

The Company's current capital resources are not sufficient to support the Company's anticipated day-to-day operations. As such, the Company must obtain significant additional new capital to support the Company's anticipated day-to-day operations and fully settle the debt incurred by ISAT during its past operations until it establishes a means of generating revenues at appropriate margins to achieve profitability. The Company currently has an agreement with Doubletree Capital Partners, Inc. (hereinafter referred to as the financial company or DCP) to loan the Company, at the financial company's sole discretion, funds to meet its day-to-day operational expense and settle certain debt incurred by ISAT. The financial company is owned by two individuals, one of which is ISAT's current President, CEO and Chairman of the Board of Directors.

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

Reliance on Key Personnel

The Company's future success will be dependent upon the ability to attract and retain executive officers, board members, and certain other key persons. The inability to attract such individuals or the loss of services of one or more of such persons would have a material adverse effect on ISAT's ability to implement its current plans or continue its operations.  There can be no assurance the Company will be able to attract and retain qualified personnel as needed for its business.

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.37%, respectively of the Company's outstanding common stock at March 31, 2013. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,155,995 at March 31, 2013. The net loss for the six month period ended March 31, 2013 was $78,001.

The Company currently owes $158,596 in obligations in excess of investment basis, $137,782 in accounts payable and accrued expenses, $67,569 in 12% convertible notes payable – secured – related party, $30,000 in a stock investment payable for total liabilities of $393,947 at March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations that could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company's disclosure controls and procedures were not effective.

4(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We reported on form 10-K as of September 30, 2012 that our internal control over financial reporting was not effective due to a material weakness in its internal control over financial reporting.

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended March 31, 2013, the Company was not a party to any lawsuit and legal proceeding. The Company considers small lawsuits regarding collection matters to be part of the normal course of business.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2013.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of March 31, 2012 continue as of March 31, 2013. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $27,116 as of March 31, 2012 is no longer recorded as a current liability by the Company at June 30, 2012. (See note 7 in the notes to financial statements).

ITEM 4. Mine Safety Disclosures

None during the quarter ended March 31, 2013.

ITEM 5. Other Information

None during the quarter ended March 31, 2013.

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

       Exhibit: Purchase Agreement between ISA Internationale, Inc. and Homebound Energy LLC, dated April 29, 2013.

(b) Form 8-K reports filed during quarter:

Section 1.01 Entry into Material Definitive Agreements.

On April 29, 2013, ISA Internationale (ISAT), a Business Development Company focused on recruiting, mentoring, coaching, and enhancing investment opportunities for healthcare and technology based companies, entered into a Financing and Conditional Registration Agreement (The “Agreement”) with Homebound Energy LLC (The “Company”), a corporation under the state laws of Texas focused on oil and natural gas exploration.

The Company is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $25,000,000 with further Financing Transactions to follow.

The Agreement states that The Company shall remit on the date hereof, a $20,000 non-refundable amount payable in cash to ISAT, and $20,000 non-refundable payments to be made every 30 days for the remaining 120 days. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, The Company will compensate ISAT in the amount of 5% of the consideration received.  A copy of this agreement is attached as an exhibit to this 10-Q filing

SIGNATURES

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

      Date: May 14, 2013