Form 10-Q
period 2013-06-30
ISA INTERNATIONALE INC
filed 2013-08-14
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2013

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

On August 14, 2013, there were 48,574,912 shares of the Registrant's common stock, par value $.0001 per share.

On August 14, 2013, there were also convertible notes payable in the amount of $89,306 that are due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 1,231,807 shares.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statements of Net Assets and Liabilities               5

        Schedule of Investments                                          6

        Statements of Changes in Net Liabilities                         7

        Condensed Statements of Operations                               8

        Condensed Statements of Cash Flows                               9

        Notes to Condensed Financial Statements                      10-18

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    19-25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      25

ITEM 4. Controls and Procedures                                         26

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     27

ITEM 3. Defaults upon Senior Securities                                 27

ITEM 4. Mine Safety Disclosures                                         27

ITEM 5. Other Information                                               27

ITEM 6. Exhibits

                                                27

Signatures                                                              28

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013, and its results of operations, net liabilities, and cash flows for the nine month period ended June 30, 2013. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012 which was filed on January 14, 2013.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF ASSETS AND LIABILTIIES

                                                       June 30, 2013  September 30, 2012

                                                        (Unaudited)

                    ASSETS                              -------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Stock                        $     32,000      $   32,000

      Investment in Reality Corp                                13,000              --

                                                          ------------        ---------

Total Investments                                        45,000          32,000

  Cash                                                             110           5,232

  Fixed assets, net                                                 --          11,247

  Accounts receivable

   102,500          22,782

                                                          ------------       ---------

  Total assets                                              $  147,610       $  71,261

                                                          ============   ============

                LIABILITIES & NET LIABILITIES

  Obligations in excess of investment basis

    in controlled affiliate                               $   168,541       $      --

  Accounts payable - trade and taxes                          217,283         135,634

  Payable to related party – NewsBeat Social, Inc.             30,000          30,000

  Notes payable other

                           --           3,741

  Notes payable related party - current portion                    --          97,480

  Convertible notes payable - related party                    89,306          83,949

  Notes payable other - long term portion                          --           5,293

                                                         ------------       ---------

  Total liabilities                                           505,130         356,097

                                                         ------------       ---------

  Net liabilities                                          $ (357,520)    $  (284,836)

                                                          ============   ============

Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares authorized;

     49,824,912 shares issued and 48,574,912 shares outstanding at

     June 30, 2013; 48,874,912 shares issued and

     47,624,912 shares outstanding at September 30, 2012        4,983           4,888

   Additional paid-in capital                              10,363,675      10,325,770

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Losses and distributions in excess of earnings         (10,188,678)    (10,077,994)

                                                           ------------     -----------

   Total net liabilities                                     (357,520)       (284,836)

                                                          ------------      ---------

Total liabilities and stockholders' deficit                 $ 147,610       $  71,261

                                                          ============     ===========

Net liability value per outstanding share of

   common stock                                             $  (0.007)      $  (0.006)

                                                          ============     ===========

The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     June 30, 2013

                                       (Unaudited)

Equity Investments:

                    Description       Percent    Hisorical Cost

Company             of Business       Ownership   Investment    Fair Value  Affiliation

Newsbeat, Inc.   Social Facebook        2%      $ 32,000  (1)    $  32,000     No

Reality Corp.    Biomedical Company    10%        13,000  (2)       13,000     No

                                                 ---------        ---------

      Total Investments                         $ 45,000          $ 45,000

                                                 =========        =========

(1) At June 30, 2013 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. There has been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon contractual commitments.

(2) At June 30, 2013 there were 10,000,000 of Re@lity shares held and reported on a fair value basis at the original purchase price of $0.0001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. The costs of $12,000 have been recorded as a development cost to the date of this report.

 The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

                        STATEMENTS OF CHANGES IN NET LIABILITIES

                                             Nine Months Ended   Nine Months Ended

                                               June 30, 2013       June 30, 2012

                                                 (Unaudited)        (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (57,521)      $ (130,946)

Realized loss on investments                          (53,166)              --

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                    (110,687)        (130,946)

SHAREHOLDER ACTIVITY:

    Issuance of Common Stock                           38,000          122,836

                                                   ------------      ----------

NET DECREASE IN NET LIABILITIES                       (72,687)          (8,109)

NET LIABILITIES:

     Beginning of period                             (284,836)        (240,423)

                                                   ------------      ----------

     End of period                                   (357,520)        (248,532)

     Average net liabilities                        $(321,178)       $(244,477)

                                                     =========        =========

Ratios to average net liabilities:

     Net operating expenses                           (17.9) %        (53.6)%

     Net investment (loss)                            (16.6) %           -  %

     Per share ratio expenses                         (0.10) %           -  %

     Per share ratio net investment(loss)             (0.10) %           -  %

    The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               Three Months   Three Months   Nine Months    Nine Months

                                  Ended          Ended          Ended         Ended

                            June 30, 2013  June 30, 2012  June 30, 2013 June 30, 2012

                              -------------  -------------  ------------  ------------

Consulting income:             $   157,500       $     --    $ 157,500       $     --

Operating expenses:

 General and administrative         10,350         16,897       33,281         94,286

 General and administrative -

   (related party)                 160,250          8,250      176,250         24,500

                                  ---------      ---------   ---------      ---------

Total operating expenses           170,600         25,147      209,531        118,786

                                  ---------      ---------   ---------      ---------

Operating loss                     (13,100)       (25,147)     (52,031)      (118,786)

                                  ==========    ==========    ==========    ==========

Other Expenses

 Interest expense                       --          (547)          --          (2,740)

 Interest expense-related party     (2,367)       (1,168)      (5,490)         (7,746)

 Gain on liability extinguishment       --        77,116           --          77,116

                                  ---------     ----------   ---------     ----------

         (2,367)        75,401      (5,490)         66,630

                                  ---------     ----------   ---------     ----------

Net income (loss) from

  operations                       (15,467)       50,254       (57,521)      (52,156)

Net Investments

  Net realized loss on investments  (17,216)           --      (53,166)          --

                                   ---------     ----------   ---------     ---------

Net income (loss) before

 discontinued operations            (32,683)       50,254     (110,687)       (52,156)

Discontinued operations

 loss from discontinued operations      --        (53,542)          --        (78,790)

  ---------     ----------   ---------    ----------

Net increase in net liabilities

   from operations                  (32,683)       (3,288)     (110,684)    (130,946)

                                   ==========    ==========    ==========  ==========

Basic loss per share from

   Continuing operations             (0.0007)      (0.0020)     (0.0022)       (0.0021)

   Discontinued operations           (0.0000)      (0.0022)     (0.0000)       (0.0032)

                                   ==========    ==========    ==========     ==========

Basic and diluted loss per share  $ (0.0007)    $ (0.0001)    $ (0.0022)     $ (0.0054)

 ==========    ==========    ==========    ==========

 Weighted average common

   Shares outstanding: Basic and

   Diluted                        49,495,242    24,539,751    49,275,645     24,355,472

                                  ==========    ==========    ==========     ==========

       The accompanying notes are an integral part of these condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Nine Months        Nine Months

                                                       Ended              Ended

                                                   June 30, 2013     June 30, 2012

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities from operations     $  (110,684)        $  (130,946)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Depreciation and amortization                                -              4,027

  Consulting fees, related party                          22,000             20,000

  Common shares issued for consulting fees, other         24,000                  -

  Realized loss on investments                            53,166                  -

  Reduction of debt receivable purchase price

    due to gross collections received                          -              8,044

 Changes in operating assets and liabilities:

  Account receivables                                   (102,500)               579

  Investment payable                                                          2,000

  Accounts payable and accrued expenses                   81,649            (25,333)

  Increase in note payable – related party                     -              7,448

  Note proceeds receivable on disposal of business

   operation                                                   -            (14,500)

                                                        ----------         ----------

     Cash used in operating activities                   (32,369)          (128,681)

Cash flows from investing activities:

  Investment in Reality Corp                              (1,000)                -

  Purchase of Investment Stock in Newsbeat Inc.                              (2,000)

                                                       ----------          ---------

    Cash used by investing activities                     (1,000)            (2,000)

Cash flows from financing activities:

  Proceeds from notes payable – related party

            28,247                 -

  Payment for bank lines of credit                             -            (18,360)

  Proceeds from notes payable - auto loan                                    (2,650)

  Proceeds from contributed capital-related party              -             98,758

  Increase in interest accrued on notes payable –

     Related party                                             -                  -

  Proceeds from issuance of convertible debt –

    related party                                              -             23,878

    Accounts payable and accrued liabilities of discontinued

     Segment assumed by purchaser – related party –

     Net of assets sold                                        -             16,145

                                                       ----------          ----------

  Cash provided by financing activities                    28,247           117,771

                                                       ----------          ----------

Decrease in cash                                          (5,122)           (12,910)

Cash at beginning of period                                5,232             15,332

                                                       ----------          ----------

Cash at end of period                                  $     110           $  2,422

                                                       =========           ========

Non-cash investing and financing transactions:

 Equity issued for cost of obtaining investments          46,000                  -

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC            119,258                  -

                                                       ----------          ----------

      Total non-cash transactions                     $  165,258          $       -

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

In Fiscal 2013, the Company has began reporting as a BDC and the attached financial statements for the three and nine month periods ended June 30, 2013 have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the three and nine month periods ended June 30, 2013 and its operating results, cash flows and changes in net assets for the three and nine month periods ended June 30, 2013 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2012 and the three and nine month periods ended June 30, 2012 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

     Fair Value Measurements as of June 30, 2013:

Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -    $32,000   $ 32,000

  Investment – Re@lity Corp                 -           -     13,000     13,000

Total Assets                                -           -    $45,000   $ 45,000

Rollforward of level 3 financial instruments:

   Financial Instruments as of September 30, 2012                  $32,000

   Investments in equity of Re@lity Corp                            13,000

      Total as of June 30, 2013                                    $45,000

The fair value of the Company's investments as of June 30, 2013 approximate cost due to the short time period from the time of purchase and the lack of any market related transactions since our purchase. These companies are currently in the development stage.

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

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,188,678 at June 30, 2013. The Company incurred a net increase in net liabilities resulting from operating activities of $110,684 for the nine month period ended June 30, 2013 compared to a net increase in net liabilities resulting from operating activities of $130,946 for the same period last year.

The Company received loans and cash advances totaling $28,249 from a related party during the nine month period ended June 30, 2013. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done through June 30, 2013 in the amount of $89,306.

As of June 30, 2013, the Company also had obligations due on investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate in the amount of $168,541. These obligations will require payment by the Company in the near future as the BDC activities further commence.

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

Note 3) STOCKHOLDER’S EQUITY:

Common Stock

During the nine month period ended June 30, 2013, 900,000 shares of the Company’s common stock were issued to a consultant who has been instrumental in assisting in the negotiations and purchase of the Company’s purchase of its interest in Re@lity Corp as well as an additional 50,000 shares of common stock for additional services rendered as a consultant to the Company on behalf of its Business Development activities. The Company issued 600,000 common stock shares during the nine month period ending June 30, 2013.

As a result of these new issues of common shares, there are 48,574,912 in common stock shares outstanding at June 30, 2013.

In the fourth quarter of 2007, the Company re-acquired 1,250,000 previously issued common stock shares from the U.S. Bankruptcy Court in accordance with a settlement agreement with the court. The re-acquired shares were valued at $.43 cents per share based upon then current average market prices prevailing during the fourth quarter of 2007. It is the intention of the Company in the near future or before September 30, 2013, to cancel these restricted shares and remove them from being issued common shares.

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

On June 30, 2013, the note receivable of $22,782 and the equipment and fixtures net asset value of $11,247, both assets of ISAF, an unconsolidated affiliate of the Company, have been presented as a reduction of the “Obligations in excess of investment basis” in controlled affiliate, in the total amount of $199,758, resulting in the presented Current Liability at June 30, 2013 in the net amount of $168,541.

As of June 30, 2013, no further operations in the debt collection business are being conducted by the Company. No further losses in this activity are anticipated by the Company.

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

During the quarter ended June 30, 2013, provided the financing necessary to maintain operations by advancing loans and advances to the Company. These monies included cash advances, net of repayments of $28,249. None of these advances were repaid except a consulting fee was added to the amount in the amount of $12,500 and a note payable at June 30, 2013 to DCP was in the amount of $89,306. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital as of June 30, 2013. These loans outstanding of $89,306 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 1,231,807 common shares of the Company at the conversion price of $.0725 per common share.

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

2)

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000,000 shares of common stock shares of NewsBeat Social, Inc. was consummated on June 29, 2012. The total purchase price was approximately $32,000 and is not considered significant.

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

On February 6, 2013, ISAT received 10,000,000 non registered common shares in RE@LITY Corp for the agreed purchase price of $13,000. As of the date of this report, ISAT considers the transaction completed and will proceed to assist RE@LITY Corp. to achieve its intended business plan objective.

On April 29, 2013, the Company entered into a financing and conditional registration agreement with Homebound Energy, LLC, a corporation under the state laws of Texas focused on oil and natural gas exploration. Homebound is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $25,000,000 with further financing transactions to follow. The agreement states that Homebound shall remit on the date hereof, a $20,000 non-refundable amount payable in cash to the Company, and $20,000 non-refundable payments to be made every 30 days for the remaining 120 days. If during the term of the engagement Homebound consummates a financing transaction with the assistance of the Company, Homebound will compensate the Company in the amount of 5% of the consideration received.

On June 3, 2013, the company entered into a financing and conditional registration agreement with Diesel TEK, Inc., a corporation under the state laws of Nevada focused on providing advanced technologies for improving air quality and efficiencies of diesel engines. Diesel TEK is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $5,000,000 with further financing transactions to follow. The original agreement states that Diesel TEK shall remit on the date hereof, a $15,000 non-refundable amount payable in cash to ISAT, and $35,000 non-refundable payment to be made within 30 days after the date hereof.

Note 7) RELATED PARTY TRANSACTIONS

(7.a) NOTES PAYABLE - RELATED PARTY

All of the notes payable for related parties presented on the balance sheet as current liabilities for a total amount of $168,541 and are included in the “Obligations in excess of investment basis” in controlled affiliate.

(7.b) CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended June 30, 2013, the Company received $28,249 in cash loans and advances from a related party. These advances and loans and a $9,500 management fee payable to Doubletree Capital Partners, Inc., recorded as notes payable – related party and are included in the loan payable of $89,306 are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 931,986 common shares at the rate of $.0725 per share as of June 30, 2013.

Note 8) SUBSEQUENT EVENTS

On July 3, 2013 the agreement between the Company and Diesel TEK, Inc. was amended to state that that Diesel TEK shall remit a $15,000 non-refundable amount payable in cash to ISAT on  the date hereof, $12,500 payable within 30 days, $15,000 payable within 60 days, and an additional $15,000 payable within 90 days. If during the term of the engagement Diesel TEK consummates a financing transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, Diesel TEK will compensate ISAT in the amount of 10% of the consideration received.

On July 26, 2013, ISA Internationale (ISAT), entered into a Financing and Conditional Registration Agreement with Cancer Screening Centers, a corporation under the state laws of Delaware focused on establishing cancer screening centers that offer genomic sequencing, medical testing, as well as coronary artery MRI in the New York and New Jersey area. Cancer Screening Centers is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $7,000,000 with further Financing Transactions to follow. The Agreement states that The Company shall remit on the date hereof, a $15,000 non-refundable amount payable in cash to ISAT, and $15,000 non-refundable payment to be made every 30 hereafter for the next 90 days. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, The Company will compensate ISAT in the amount of 7% of the consideration received.

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

Results of Operations for the nine months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $209,531 for the nine months ended June 30, 2013 compared to $118,786 for nine months ended June 30, 2012. The increase is primarily due to consulting fees incurred to consummate the financing and conditional registration agreement with Homebound Energy, LLC and Diesel TEK, Inc.

Interest expense for the nine months ended June 30, 2013 totaled $5,490 compared to $10,486 for the nine month period ended June 30, 2012.

Results of Operations for the three months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $170,600 for the three months ended June 30, 2013 compared to $25,147 for three months ended June 30, 2012. The increase is primarily due to consulting fees incurred to consummate the financing and conditional registration agreement with Homebound Energy, LLC and Diesel TEK, Inc.

Interest expense for the three months ended June 30, 2013 totaled $2,367 compared to $1,715 for the nine month period ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had total assets of $147,610 consisting of $110 in cash, $102,500 in accounts receivable, $32,000 in a stock investment for NewsBeat Social, Inc., and $13,000 invested in Re@lty Corp.

The Company also had $505,130 in liabilities consisting of $168,541 in obligations in excess of investment basis in controlled affiliate, $217,283 in accounts payable and accrued expenses, $89,306 in 12% convertible notes payable – secured – related party, and a stock investment payable of $30,000. Total liabilities as of June 30, 2013 were $505,130 compared to $356,097 at September 30, 2012.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the  Company’s 100% interest in ISA Financial as of June 30, 2013. The net assets represented obligations in excess of our investment basis of $168,541.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent registered public accounting firm on the Company's Form 10-K submission for the year ended September 30, 2012, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2013 of $10,188,678. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.71%, respectively of the Company's outstanding common stock at June 30, 2013. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,188,678 at June 30, 2013. The net loss for the nine month period ended June 30, 2013 was $110,687.

The Company currently owes $168,541 in obligations in excess of investment basis, $217,283 in accounts payable and accrued expenses, $89,306 in 12% convertible notes payable – secured – related party, $30,000 in a stock investment payable for total liabilities of $505,130 at June 30, 2013.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, the Company's disclosure controls and procedures were not effective.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended June 30, 2013, the Company was not a party to any lawsuit and legal proceeding. The Company considers small lawsuits regarding collection matters to be part of the normal course of business.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical collection practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2013.

ITEM 3. Defaults Upon Senior Securities

The defaults previously present on the Convertible Debentures as of June 30, 2012 continue as of June 30, 2013. These defaults arose because the Company has missed payment of quarterly interest payments since June 2000. The remaining defaults consist of short-term convertible debt principal amounting to $50,000. The accrued interest liability due on these notes combined amounting to $27,116 as of June 30, 2012 is no longer recorded as a current liability by the Company at June 30, 2013. (See note 7 in the notes to financial statements).

ITEM 4. Mine Safety Disclosures

None during the quarter ended June 30, 2013.

ITEM 5. Other Information

None during the quarter ended June 30, 2013.

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

       Exhibit: Purchase Agreement between ISA Internationale, Inc. and Homebound Energy LLC, dated April 29, 2013.

Exhibit: Purchase Agreement between ISA Internationale, Inc. and Diesel TEK, Inc., dated June 3, 2013.

(b) Form 8-K reports filed during quarter:

Section 1 Business and Operations

Item 1.01 Entry into Material Definitive Agreements:

On June 3, 2013, ISA Internationale (ISAT), a Business Development Company focused on recruiting, mentoring, coaching, and enhancing investment opportunities for oil, gas, and technology based companies in the process of going public, entered into a Financing and Conditional Registration Agreement (The “Agreement”) with Diesel TEK, Inc. (The “Company”), a corporation under the state laws of Nevada focused on providing advanced technologies for improving air quality and efficiencies of diesel engines.

The Company is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $5,000,000 with further Financing Transactions to follow.

The Agreement states that The Company shall remit on the date hereof, a $15,000 non-refundable amount payable in cash to ISAT, and $35,000 non-refundable payment to be made within 30 days after the date hereof. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, The Company will compensate ISAT in the amount of 10% of the consideration received.

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

      Date: August 14, 2013