Form 10-K
period 2013-09-30
ISA INTERNATIONALE INC
filed 2014-01-14
CIK 1095133

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal year ended September 30, 2013

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

     Large accelerated filer   []    Accelerated filer         []

     Non-Accelerated filer    [X]    Smaller reporting company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X]

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was approximately $65,537 as of March 31, 2013, the registrant’s most recently completed second fiscal quarter based upon the average bid price of $.05 per share as reported on the OTC Bulletin Board Exchange.

As of January 14, 2014, the registrant had 50,124,912 shares of common stock issued and 48,874,912 shares outstanding. Treasury stock reacquired by the Company in the amount of 1,250,000 has not been retired by the Company as of January 14, 2014.

On September 30, 2013, there were convertible notes payable in the amount of $101,739 that are due and payable on demand and convertible at the option of the related party at the rate of $.0725 per share for 1,403,297 shares. There has been no appreciable change in these convertible notes payable from September 30, 2013 to the date of this report, January 14, 2014.

                             TABLE OF CONTENTS

                                                                       Page

                                  PART I

Item 1.  Business                                                         4

Item 1A. Risk Factors                                                     9

Item 1B. Unresolved Staff Comments (Not applicable)                       9

Item 2.  Properties                                                       9

Item 3.  Legal Proceedings                                                9

Item 4.  Mine Safety Disclosures                                          9

                                   PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, Issuer

         Purchases of Equity Securities                                  10

Item 6.  Selected Financial Data                                         12

Item 7.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                             12

Item 7A. Quantitative and Qualitative Disclosures About Market

         Risk                                                         15

Item 8.  Financial Statements and Supplementary Data                     16

           Index to Audited Financial Statements                         16

           Report of Independent Registered Public Accounting Firm       17

           Consolidated Financial Statements                          17-23

           Notes to Financial Statements                              24-35

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                      36

Item 9A. Controls and Procedures                                         36

Item 9B. Other Information                                               36

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Go                 37

Item 11. Executive Compensation                                          38

Item 12. Security Ownership of Certain Beneficial Owners and

         Management and Related Stockholder Matters                      38

Item 13. Certain Relationships and Related Transactions, and

         Director Independence                                           40

Item 14. Principal Accountant Fees and Services                          40

                                   PART IV

Item 15. Exhibits                                                     41-42

         Index to Exhibits, Form 10-K                                    42

         Signatures                                                      43

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

1.) The Company commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company will be receiving shares from its various new clients for financial consulting work completed in the succeeding quarters going forward from October 1, 2013.

2.) In June 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of common stock of NewsBeat, Inc. was consummated on June 29, 2012. On September 28, 2012, the Company did make the requested investment and accordingly received the purchased shares on February. A copy of that agreement was attached to the Form 10-Q filing as an exhibit at June 30, 2012.

3.) During the fiscal year ended September 30, 2013, the Company signed three additional contracts to provide consulting services generating Consulting Fee income of $227,500. The Company does anticipate the generation of additional consulting services contracts on behalf of its existing clients as well as new clients pending contracts under negotiation.

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

As a result of the change in the business plan and direction of the Company, the Company has ceased all activities in the debt collection business, effective as of June 30, 2012. There no new revenues or expenses are being incurred for debt collection activities. The former subsidiary, International Acceptance Corporation, has been sold to a related party and its results are no longer consolidated into ISAT. The sale was reported in the 10-Q report at June 30, 2012 and the 10-K report as of September 30, 2012.

Industry Overview and Trends

The Company is now in the Management Consulting industry, providing its experience as a public company to assist client companies and investments to become public companies. It has changed its organizational status to a Business Development Company (“BDC”).

New Strategy

The Company's current business strategy is to develop new business relationships that can lead to consulting contracts to provide services assisting American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

Most BDC’s that comply with the 1940 Investment Act are similar in their business and investment operations due to the standard compliance requirements. However, there are significant differences in individual BDC philosophies and investment strategies. We are still developing our own strategic best practices to assist our clients in the type of filings and client investments best suited for them.

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

We plan to elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. However, there is no guarantee that we will be successful in obtaining or maintaining our RIC status. As a new BDC operation, we have not yet generated a taxable profit. As of this 10-K filing, we have not yet made the election to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code.

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

Our shareholders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment. We believe the shares of a company we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company. Any increase share value of our portfolio investments should increase the Net Asset Value (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the Nasdaq OTCBB symbol: “ISAT.”

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

Mr. Boris L. Epshetyn is Vice-President of Business Development. Boris is currently leading the Company's new business direction initiatives and providing consulting services to client companies on behalf of ISAT. He has extensive experience in many areas including: Financial Services, Securities, Strategic Planning, Legal Research, Investment Banking, Mergers and Acquisitions, Corporate Governance, Finance, Investments, Private Equity, Media Relations, Public Policy, and Private Placements.  He is a frequent contributor to CNN, CNBC, FoxNews, and MSNBC and writes an opinion column for USNews and World Report.

Additional contractors and staff persons are used on a part-time basis as needed by the Company.

Item 1A.  RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

The Company has historically lost money. For the year ended September 30, 2013 the Company had an operating loss of $190,990 including our realized and unrealized gain (loss) from investments. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,268,984 at September 30, 2013. The net investment loss was $118,930 for the twelve month period ended September 30, 2013 compared to a net investment loss of $0 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern which depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell shares from its investments. This could result in substantial dilution to our shareholders equity or our ability to continue in operations should additional capital not be raised:

For the year ended September 30, 2013 the Company had no investment income and had operating expenses of $321,168. Consequently, the Company was required to issue shares of the Company's inventory of investment common stock to raise the funds necessary to pay ongoing expenses. Net proceeds from the issuance of common stock in 2013 amounted to $66,500. The Company also received $66,178 in proceeds from note payable to related party investors. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations:

Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount)

The success of the Company will depend in part on its size, and in part on management's ability to make successful investments:

If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

The Company's investment activities are inherently risky:

The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

The Company's equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies:

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

Our common stock is traded on the "Over-the-Counter Pink Sheet" market, which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol (ISAT) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company's operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled, creative and technical talent is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations. Our future success depends in significant part on the continued services of Bernard L. Brodkorb, our Chairman, Chief Executive Officer and CFO. We have no employment agreement with or company life insurance on Mr. Brodkorb.

The Company operates in a highly competitive market:

The Company faces competition from a number of sources, many of which have longer operating histories, and significantly greater financial, management, marketing and other resources than the Company. The Company's ability to generate new portfolio clients depends to a significant degree on its reputation among potential clients and partners, and its ability to reach acceptable investment terms with potential clients relative to competitive alternatives. In the event that the reputation of the Company is adversely impacted, or that potential portfolio clients perceive competitive alternatives to be superior, the business, financial condition and operating results of the Company could be adversely affected.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders:

Our executive officers and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

Our share ownership is concentrated:

The Company's officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 70% of the Company's voting shares. As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of the Company's other stockholders.

We may change our investment policies without further shareholder approval:

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell:

As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

     Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Limited regulatory oversight may require potential investors to fend for themselves:

The Company has elected to be treated as a business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2013, 100% of the Company's investment asset value resulted from a single portfolio holding.

The unlikelihood of cash distributions:

Although the Company has the corporate power to make cash distributions, such distributions are not among the Company's objectives. Consequently, management does not expect to make any cash distributions in the immediate future.

Because many of the Company's portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values:

The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors and market prices to the extent necessary to reflect significant events affecting the value of such securities. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors.

Because such valuations are inherently uncertain, they may fluctuate during short periods of time, and may be based on estimates. Determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company's portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce again:

The Company will frequently hold securities in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even holdings in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which the Company invests tend to be thin and usually cannot accommodate large volume trades.

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information:

The Company may hold securities in privately-held companies subject to higher risk than holdings in publicly traded companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

The market values of publicly traded portfolio companies are likely to be extremely volatile:

Our clients tend to be early stage biotech companies. As a result, their operations and futures are highly dependent on their ability to develop products and successfully bring them to the marketplace. Unlike more seasoned companies with historical financial projections that can be used to evaluate performance, our clients typically do not possess such historical figures. Accordingly, the publically traded shares of our portfolio companies will generally be thinly traded and may be subject to volatile swings in value.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAT, rents office space to the Company for a monthly charge of $1,250 from October 1, 2011 through June 30, 2012 and $750 from July 1, 2012 forward to date.

Item 3.  LEGAL PROCEEDINGS

During the year ended September 30, 2013, the Company was not sued in or a plaintiff in any new legal matters. As of September 30, 2012, there were two lawsuits currently pending regarding proposed violations of collection procedures. The Company’s sold subsidiary, ISA Acceptance Corporation is a named defendant but the Parent Company, ISAT Company, its former Parent company, does not believe the exposure in these two proceedings will have a material and adverse effect on the financial stability of the Company.

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

FISCAL

YEAR    QUARTER                               HIGH BID LOW BID

2011    October 1 to December 31, 2010         $0.25    $0.05

2011    January 1 to March 31, 2011            $0.05    $0.05

2011    April 1 to June 30, 2011               $0.20    $0.05

2011    July 1 to September 30, 2011           $0.09    $0.08

2012    October 1 to December 31, 2011         $0.08    $0.07

2012    January 1 to March 31, 2012            $0.07    $0.05

2012    April 1 to June 30, 2012               $0.07    $0.05

2012    July 1 to September 30, 2012           $0.07    $0.07

2012    October 1 to December 31, 2012         $0.07    $0.05

2013    January 1 to March 31, 2013            $0.05    $0.07

2013    April 1 to June 30, 2013               $0.04    $0.04

2013    July 1 to September 30, 2013           $0.05    $0.04

Holders

As of January 14, 2014, there were 49,224,912 shares of common stock issued and outstanding and 46,724,912 shares of common stock outstanding held by approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities of the Company for the year ended September 30, 2013. It currently holds 1,250,000 shares as treasury stock.

The Company declared dividends on its preferred stock for the fiscal year ended September 30, 2011 in the amount of $94,066. There were no dividends declared on its preferred stock during the fiscal years ended September 30, 2013 and 2012. Since September 30, 2007 the Company has declared dividends on its preferred stock totaling $357,831.

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

B.12 On October 21, 2012 the Company issued 50,000 common stock shares, par value $0.0001 to Boris Epshetyn in payment of consulting services rendered.

B.13 On December 28, 2012 the Company issued 300,000 common stock shares, par value $0.0001 to Boris Epshetyn in payment of consulting services rendered.

B.13 On May 3, 2013 the Company issued 300,000 common stock shares, par value $0.0001 to Boris Epshetyn in payment of consulting services rendered.

B.13 On June 6, 2013 the Company issued 300,000 common stock shares, par value $0.0001 to Boris Epshetyn in payment of consulting services rendered.

B.13 On July 26, 2013 the Company issued 300,000 common stock shares, par value $0.0001 to Boris Epshetyn in payment of consulting services rendered.

As a result of the above issuances of common stock shares, the total issued and outstanding common shares of the parent Company as of September 30, 2013 total 48,874,912 common shares, $.0001 par value. There are no outstanding preferred shares at September 30, 2013.

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

During the fiscal year ended September 30, 2013, Doubletree Capital Partners made loans to the Company  in the amount of $66,178. Doubletree received no additional common stock shares but is entitled to receive 1,403,297 common shares upon conversion, at its discretion, for total loans outstanding at September 30, 2013 in the amount of $101,739.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of September 30:

                             2013        2012       2011      2010      2009

                          ----------------------------------------------------

Total assets               $ 39,600     71,261    116,251    370,094    371,055

Total liabilities           448,926    356,097    356,674    281,060    126,148

Net assets                 (409,326)  (284,836)  (240,423)    89,034    244,907

Net asset value per

  outstanding share         (0.008)     (0.006)    (0.010)     0.004      0.010

Common shares

  outstanding            48,874,912  47,624,912 23,999,612  23,999,612 23,999,612

Operating Data for the last five fiscal years ended September 30:

                             2013       2012        2011       2010      2009

                         -------------------------------------------------------

Total investment loss    $(118,930)        -          -           -          -

Total Other Income         257,500       279     209,994     260,524      4,752

Total Interest Expense      (8,392)   (16,233)   (20,225)    (17,393)   (82,982)

Total Operating Expenses  (321,168)  (149,623)  (623,756)   (835,577)  (502,479)

Net loss from            -------------------------------------------------------

    Operations            (190,990)  (165,577)  (433,987)   (592,446)  (580,709)

Extraordinary Gains (Losses)    -      77,116    (75,611)          -          -

Impairment charges                              (135,000)

Loss from Discontinued Operations     (78,790)          -          -          -

                         -------------------------------------------------------

Net loss                  (190,990)  (167,251)   (644,598)   (592,446)  (580,709)

Common Stock Dividends          $-          -          -          -          -

Note: ISA Internationale, Inc. began reporting as a business development corporation in 2013. Prior to 2013 it was a financial services corporation. 2013 operations are not comparable to prior years.

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

Results of Operations for the Twelve Months ended September 30, 2013

Sales and Gross Profit

The Company is in the process of changing its business plan of operation. The Company has not generated and sales and gross profit from any of its new operations as a Business Development Company, except for consulting contracts totaling $227,500. All prior year sales and gross profits have been reflected as discontinued operations within this 10K report.

Operating Direct (Collection) Costs

The Company has not incurred any new direct operating costs as a Business Development Company except for the payment of commissions on the consulting contracts created. All current and prior year operating collection costs have been reflected as discontinued operations within this year’s 10-K report, which includes no new collection costs

General and Administrative Expenses

General and administrative expenses were $313,668 for the twelve months ended September 30, 2013, an increase of $164,045 from the prior year of $149,623. These expenses for the fiscal year were principally for Commission fees paid for Marketing $218,000, office occupancy, telephone charges and office expenses $19,901, management consulting fees $50,767, and accounting $27,000.

All general and administrative expenses incurred previously are part of the discontinued operations involving collection activities that have been removed from this analysis. The President's and management company (DCP) consulting fees for the year ended September 30, 2013 were a non-cash expense of $46,000 and the President did not draw any cash salary expense. Another management consultant received $2,767 in fees in fiscal year ended September 30, 2013

Other Income and Expenses

Interest expense for the year ended September 30, 2013 was $8,392 compared to $16,233 for the year ended September 30, 2012, a decrease of $7,841. All interest expense has been paid to related parties.

For the year ended September 30, 2012, $2,864 was expensed for interest on Bank line of credit loans and other notes payable, $13,369 was accrued for interest on loans payable to related parties, and $1,646 was accrued for interest on defaulted convertible debentures.

The table below summarizes our interest expense for the last two years. All interest that did involve discontinued operations have been removed from the presentation below.

                                             Fiscal years ended September 30,

                                                    2013            2012

Interest expense                                   $8,392        $16,233

Summary Comments on Income and Expenses

A net loss of $190,990 was recorded for the fiscal year ended September 30, 2013. The net loss including discontinued operations for the fiscal year ended September 30, 2012 was $167,251.

Consulting income of $227,500 offset our higher operating expenses of $313,668 reducing our operating loss before Other Income and Expenses to $86,168 compared to $149,623 for the year ended September 30, 2012. The Company recorded a $79,930 loss on its investments primarily related to write-offs with its wholly owned subsidiary ISAF.

The Company anticipates higher operating expenses in total in future periods for our BDC operations. We are continuing to formulate a revised business plan of operations principally directed to the involvements and relationships developed within our projected operations. The Company will be paying commission fees to a related party consultant to develop our business contracts and relationships. Other administrative expenses are consistent with the prior year for office, telephone, consulting and legal and professional expenses relating to operations.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2013, the Company raised $17,790 from demand notes payable from a related investor compared to $83,949 from demand notes payable from a related investor for the fiscal year ended September 30, 2012. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $8,392     during the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2011, other related party demand  notes, the interest accrued, and stock dividends in the amount of $94,064 were redeemed by the Company by issuing 292,000 shares in 12% Cumulative and Convertible Series A Preferred Stock, par value $.0001, valued at $1.00 per share to the financing company.

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

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's Independent Registered Public Accounting Firm on the Company's financial statements for the twelve months ended September 30, 2013 and 2012 include explanatory notes raising substantial doubt about the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit has been realized in the accompanying financial statements as of September 30, 2013 or 2012. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Accounts Payable and Notes Payable

The Company’s accounts payable for trade and payroll tax liabilities decreased by $351 for the year ended September 30, 2013 as compared to the prior fiscal year.

Long-Term Notes Payable related to the auto loan decreased by $9,035 for the fiscal year ended September 30, 2013.  The Company's bank credit lines payable were paid in full. Notes payable-related party whose proceeds were previously used to purchase finance debt portfolios in 2010 and 2011, decreased by $97,480 due to the ceasing of the debt collection business. Other Notes Payable to Related Parties for ISAT increased by $48,949.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investments and estimated obligations related to contractual commitments, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein. For a further discussion of the risk associated with the Company, please refer to the section of this annual report entitled "Risk Factors".

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of ISA Internationale Inc. and the notes thereto and Report of Independent Registered Public Accounting Firm  thereon required by this item are included herein indicated by the following index:

Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------24

Statements of Assets and Liabilities as of

  September 30, 2013 and 2012-----------------------------------------25

Statements of Investments as of

  September 30, 2013 and 2012--------------------------------------26-27

Statements of Changes in Net Liabilities for the twelve months ended

  September 30, 2013 and 2012-----------------------------------------28

Statements of Operations for the twelve months ended

  September 30, 2013 and 2012-----------------------------------------29

Statements of Shareholders' Equity for the twelve months

  ended September 30, 2013 and 2012 ----------------------------------30

Statements of Cash Flows for the twelve months ended

  September 30, 2013 and 2012 ----------------------------------------31

Notes to Financial Statements--------------------------------------32-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders
of ISA Internationale, Inc.

St. Paul, Minnesota

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of ISA Internationale, Inc. as of September 30, 2013 and 2012, and the related statements of changes in net liabilities, operations, stockholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2013. ISA Internationale management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ISA Internationale will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at September 30, 2013, has incurred recurring losses and recurring negative cash flows from operating activities, and has a substantial accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/Boulay PLLP

Boulay PLLP

Minneapolis, Minnesota

January 14, 2014

                                ISA INTERNATIONALE INC.

                          STATEMENTS OF ASSETS AND LIABILITIES

                                                    Sept 30, 2013      Sept 30, 2012

ASSETS                                              --------------------------------

Investments:

  Investment in Non-controlled, affiliate            $     2,000         $   32,000

Cash                                                         600              5,232

Receivable from investment entities                       37,000                  -

Fixed assets, at cost less accumulated depreciation            -             11,247

Other assets:

  Note Receivable – Related party                                            22,782

                                                       ---------         ----------

 Total assets                                         $   39,600         $   71,261

                                                      ==========         ==========

LIABILITIES AND NET LIABILITIES

Current liabilities:

  Obligations in excess of investment basis

    In controlled affiliates                           $ 182,305          $        -

  Accounts payable – trade, and taxes                    135,283            135,634

  Provision for accrued expense on investment                  -             30,000

  Accrued expenses payable to related party               29,600                  -

  Notes payable other                                                         3,741

  Notes payable - Related Party                                -             97,480

  Convertible notes payable - related party              101,739             83,949

                                                      ----------           --------

Total current liabilities                                448,926            350,803

Long-Term Liabilities

  Notes payable other-long term portion                                       5,294

                                                       ---------           --------

Total Liabilities                                        448,926            356,097

                                                        --------           --------

NET LIABILITIES                                         (409,326)          (284,836)

Net liabilities are comprised of:

Common stock, par value $.0001; 300,000,000 shares

  authorized; 50,124,912 shares issued and 48,874,912

  outstanding at September 30, 2013; 48,874,912

  shares issued and 47,624,912 outstanding at

  September 30, 2012                                       5,013               4,888

 Additional paid-in capital                           10,392,145          10,325,770

 Treasury stock   1,250,000 shares                      (537,500)           (537,500)

 Accumulated deficit                                 (10,268,984)        (10,077,994)

                                                     -----------         -----------

 Total Net Liabilities                               $  (409,326)        $  (284,836)

                                                     ===========         ===========

The accompanying notes are an integral part of these financial statements.

ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

Equity Investments:

                                             September 30, 2013

                 Description      Percent      Historical Cost

Company          of Business      Ownership      Investment      Fair Value  Affiliation

Newsbeat, Inc.   Social Facebook     2%       $ 32,000  (1)       $  2,000     No

Reality Corp.    Biomedical          5%         21,500  (2)              0     No

                                                 ---------        ---------

      Total Investments                       $  53,500            $  2,000

                                                 =========        =========

(1) At September 30, 2013, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset.

(2) At September 30, 2013, there were 5,000,000 of Re@lity shares held and reported on a fair value basis at the original purchase price of $0.0001 with a write down in Fair Market Value to $0. All common shares held have been recorded as a noncurrent securities asset. The costs of $12,000 have been recorded as a development cost to the date of this report.

 The accompanying notes are an integral part of these financial statements.

ISA INTERNATIONALE INC.

                                      SCHEDULE OF INVESTMENTS

Equity Investments:

                                             September 30, 2012

                 Description      Percent      Hisorical Cost

Company          of Business      Ownership      Investment      Fair Value  Affiliation

Newsbeat, Inc.   Social Facebook     2%       $ 32,000  (1)       $ 32,000     No

      Total Investments                       $ 32,000            $ 32,000

=================================================================================

(1) At September 30, 2013, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset, a conservative cost only approach due to the lack of readily available fair value information. There had been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon original contractual commitments, however those anticipated costs may not be realized due to a revision of the Company’s estimate of the future obligation. The provision has been removed from our investment carrying value lowering the investment to $2,000.

 The accompanying notes are an integral part of these financial statements.

ISA INTERNATIONALE INC.

                              STATEMENTS OF CHANGES IN NET LIABILITIES

                                            Twelve Months Ended  Twelve Months Ended

                                             September 30, 2013   September 30, 2012

                                              ---------------    ---------------

OPERATIONS:

Operating Loss                                    $   (93,668)      $ (149,623)

Realized loss on investments                         (118,930)              --

Interest expense from operations                       (8,392)         (16,233)

Other income (Expense)                                 30,000              279

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                    (190,990)        (165,577)

Loss from Discontinued Operations                           -          (78,790)

Gain on Liability Extinguishment                            -           77,116

SHAREHOLDER ACTIVITY:

    Issuance of Common Stock                           66,500          122,837

                                                   ------------      ----------

NET INCREASE (DECREASE) IN NET LIABILITIES           (124,490)         (44,414)

NET LIABILITIES:

     Beginning of period                             (284,836)        (240,423)

                                                   ------------      ----------

     End of period                                   (409,326)        (284,836)

     Average net liabilities                        $(347,081)       $(262,629)

                                                     =========        =========

TOTAL NET ASSET VALUE RETURN                           (35.9)%           (16.9)%

Ratios to average net liabilities:

     Net operating expenses                           (24.8) %         (57.0)%

     Net investment (loss)                            (23.0) %            -  %

     Operating expense ratio                           (0.18) %           -  %

     Per share ratio net investment (loss)             (0.16) %           -  %

     Number of Shares outstanding as of:             48,874,912      47,624,912

    The accompanying notes are an integral part of these financial statements.

                                     ISA INTERNATIONALE INC.

                                    STATEMENTS OF OPERATIONS

                                                   Twelve Months Ended     Twelve Months Ended

                                                    September 30, 2013      September 30, 2012

                                                    -------------------     ------------------

Operating revenue:

  Consulting income                                    $   227,500              $          -

Operating expenses:

 General and administrative                                 44,668                   108,623

 General and administrative-related party                  276,500                    41,000

                                                          ----------               -----------

     Operating expenses                                    321,168                   149,623

                                                         ----------               -----------

     Operating loss                                        (93,668)                 (149,623)

Other income (expense):

 Interest expense                                                -                    (2,864)

 Interest expense-related party                             (8,392)                  (13,369)

 Loss on Investments                                      (118,930)                        -

 Interest income                                                 -                       279

 Other income

                                               30,000                         -

                                                         ----------                -----------

Net loss from Operations                                  (190,990)                 (165,577)

Gain (Loss) from extraordinary items

  Loss from discontinued operations                              -                   (78,790)

  Gain on liability extinguishment                               -                    77,116

                                                         ----------                ----------

Loss before income taxes                                  (190,990)                 (167,251)

Income tax expense                                                -                         -

                                                         ----------                ----------

Net loss                                                $ (190,990)             $   (167,251)

                                                         ==========                ==========

Basic loss per share

 Continuing operations                                 $   (0.0040)             $    (0.0055)

 Discontinued operations                               $          -             $    (0.0026)

                                                         ===========               ===========

Basic and diluted loss per share                       $   (0.0040)              $   (0.0056)

Weighted Average common shares outstanding:

Basic and diluted                                       48,171,761                30,060,852

                                                       ===========              ===========

Dividends per share of common stock                           none                     none

The accompanying notes are an integral part of these financial statements.

                                                      ISA INTERNATIONALE INC.

                                                STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    SEPTEMBER 30, 2013 AND 2012

                                 Convertible Stock Convertible Stock                    Treasury   Additional

                                 Preferred   Par   Preferred   Par   Common Stock  Par    Stock      Paid-in        Accum

                                 Shares      Value Shares      Value    Shares     Value  Value      Capital       Deficit    Total

                                 Parent Co  $.0001 Subsidiary Co $25.

Balance September 30, 2011      1,781,000   $ 178  $ 560,000  $ 22,400  23,999,612   $ 2,400  $(537,500) $10,795,328 $(11,060,829) (240,423)

Preferred stock conversion

  related party 17,810,000

  shares                       (1,781,000)  (178)                    17,810,000    1,781                (1,603)                    -

ISAC preferred stock converted

  into ISAC note payable                          (560,000) (22,400)                                                        (560,000)

Capital contribution by related

  party DCP                                                                                             98,759                98,759

Remove ISAC Paid in Capital

  in sale                                                                                           (1,227,000)           (1,227,000)

Remove ISAC accumulated deficit

  in sale                                                                                                        1,150,086  1,150,086

Issue common shares to ISAC

  for debt payment                                                    7,065,300      707               511,527               512,234

Capital contribution from ISAC sale

  to entity under common control                                                                       148,759               148,759

Net loss                                                                                                          (167,251) (167,251)

                              ------------------------------------------------------------------------------------------------------

Balance September 30, 2012               -      -        -        -  48,874,912    4,888  (537,500) 10,325,770 (10,077,994) (284,836)

Issue common shares to related party

  for Consulting services                                             1,250,000      125                66,375                66,500

Net loss                                                                                                          (190,990) (190,990)

                              -----------------------------------------------------------------------------------------------------

Balance September 30, 2013           -   $  -       -   $     -  50,124,912   $ 5,013 $(537,500) $10,392,145 $(10,268,984) $(409,326)

                              ======================================================================================================

The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.

                                  STATEMENTS OF CASH FLOWS

                                             Twelve Months Ended   Twelve Months Ended

                                              September 30, 2013    September 30, 2012

                                               ------------------    -----------------

Cash flows from operations:

Net loss                                            $ (190,990)       $   (167,251)

Gain (loss) from extraordinary item                        -

  (77,116)

Loss from discontinued operations                           -                78,790

Adjustments to reconcile net loss from operations

  to cash flow used in operating activities:

Consulting, related party                               46,000

-

Consulting services stock Related Party                 45,500

-

Realized loss on investments                           118,930

Depreciation                                                               5,369

Reduction of debt receivable purchase price

   on gross collections received                            -                (8,985)

Bad debt expense

     500

Deconsolidation effect of subsidiary, net

 (51,999)

-

Changes in operating assets and liabilities:

  Restricted cash                                           -                13,491

  Receivables from investment entities

  (37,000)                300

  Accounts payable

                  (351)            (27,468)

  Accrued expenses                                        (400)                  -

                                                     ----------          ----------

  Cash used in operations                               (70,810)          (155,402)

                                                     ----------          ----------

Cash flows from financing activities

 Payments on bank lines, net of proceeds                                   (18,360)

 Payments to principal on auto loan note                     -              (3,555)

 Proceeds from contributed capital-related party             -              98,798

 Proceeds from convertible notes – related party            -               48,949

 Proceeds on Notes payable to related party            66,178               34,961

                                                     ----------          ----------

Cash provided by financing activities                  66,178              160,793

                                                     ----------          ----------

Net increase (decrease) in cash                        (4,632)               3,391

Cash, beginning of period                                5,232               1,841

                                                     ----------          ----------

Cash, end of period                                    $   600       $       5,232

                                                     ==========          ==========

Non-cash financing transactions:

 Interest paid to related parties                     $ 8,392              $ 16,233

 Liability incurred for investment purchase                -                 30,000

 Equity issued for cost of obtaining investments       66,500

                                                     ----------          ----------

The accompanying notes are an integral part of these financial statements.

                               ISA INTERNATIONALE INC.

                            NOTES TO FINANCIAL STATEMENTS

                   TWELVE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

The accompanying audited financial statements of ISA Internationale, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents ISA Internationale, Inc.

1.)

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.a) NATURE OF BUSINESS

ISA Internationale, Inc. (“ISAI”) was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Corporation on June 29, 2012 and accordingly filed Form N54-A with the Securities and Exchange Commission. See note 7 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

These financial statements include the Company, ISA Internationale, Inc. but does not include the non-consolidated wholly owned subsidiary, ISA Financial Services, Inc. (formerly ISA Acquisition Corporation), except in the reflection of its “Obligations in excess of investment basis in the controlled affiliate” on the Company’s Statement of Assets and Liabilities, and the related loss in investment on the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Net Liabilities.

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company (“BDC”). As a result, it became a closed-end company (mutual fund) organized and operates for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced significant investment activities in fiscal 2013 and began reporting and accounting methodologies consistent with BDC requirements at the beginning of fiscal 2013.

At the beginning of fiscal 2013, the Company began reporting as a BDC and the attached financial statements for the years ended September 30, have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the year ended September 30, 2013 and its operating results, cash flows and changes in net assets for the year ended September 30, 2013 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2012 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

1.c) USE OF ESTIMATES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investments and estimated obligations related to contractual commitments, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1.d) STOCK BASED COMPENSATION AT FAIR VALUE

Significant estimates of the fair value of the Company's common stock were computed under FASB ASC 718-30, Compensation - Stock-Based Compensation. The valuations were based upon the Company's estimates of the goods or services or transactional related value of consideration received by the Company. Because only limited market activity in the OTC exchange exists for the Company's common shares, the Company used alternative valuations of estimates for consummated agreements.

There was $66,500 of stock-based compensation of shares of the Company's common stock issued for services for the fiscal year ended September 30, 2013. Of these, $21,000 relates to commission charges related to the investment in Reality which were capitalized to the cost of that investment. There was no similar issuance of any shares or stock based compensation amount for the fiscal year ended September 30, 2012.

1.e) CASH

The Company considers all highly liquid debt instruments and other short term investments with an initial maturity of three months or less to be cash or cash equivalents.

1.f) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2013 and 2012, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

1.g) INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine we would be able to realize our deferred income tax assets in the future in excess of their recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision

For income taxes. Refer to Note 3 for more information.

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

1.i) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

      Fair Value Measurements as of September 30, 2013:

                                           Level 1   Level 2    Level 3      Total

Assets

  Investment – Reality Inc.

     $-           $-   $     0   $     0

  Investment – NewsBeat Social, Inc.          -            -     2,000     2,000

Total Assets

   $ 2,000   $ 2,000

     Fair Value Measurements as of September 30, 2012:

                                          Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.         $-           $-    $32,000   $ 32,000

Total Assets                                            $ 32,000  $  32,000

The following table is a reconciliation of changes in the net fair value of investments and financed receivables which are classified as level 3 in the hierarchy.

                                                       2013       2012

                                                     -------    -------

Balance as of October 1                               $32,000   $75,879

Purchases of Portfolios/Investments                    22,000    32,000

Sales of Portfolios                                         0    66,392)

Gross Collections applied to inventory                           (9,487)

Write off of Investment, Reality Corp                 (22,000)

Write down Investment, Newsbeat Social, Inc.          (30,000)

                                                     -------- ----------

Balance as of September 30,                             2,000   $32,000

Level 3 Fair Value Measurements

The Company’s assessment of fair value of investments is based on a third party market analyst, communication with management of investees, internal estimates, or a combination thereof. The unobservable input is the probability estimate of realizing an investment return.

ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs noted above. For investment securities, a significant increase (decrease) in the share value in a subsequent sale or repurchase of securities would result in a significantly higher (lower) fair value measurement.

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at the approximate fair market value. Because obligations exceed the fair value of the investment in ISAF, we record this as a current liability of the Company at September 30, 2013 in the amount of $182,305.

During the year ended September 30, 2013, The Company made an investment in Reality Corp, a biomedical company, in the amount of $1,000 for the purchase of 10,000,000 of Reality common shares. This transaction was reported on a fair value basis at the original purchase price of $.0001 with no change in Fair Value incurred through June 30, 2013. The Company also capitalized to Investment assets- Reality Corp. a development cost expense to a related party for $12,000 worth of ISAT common stock. During the quarter ended September 30, 2013, the parties agreed to reduce the Company’s investment to 5,000,000 shares with a refund due ISAT in the amount of $500. The Company has decided to record the write-off of this investment of $13,000 in full as Reality does not provide any updates or news on Company developments and has not as of September 30, 2013, repaid the $500 for the return of the 5,000,000 shares as recorded in the termination agreement. Costs of $21,000 which had been recorded as a development cost incurred through September 30, 2013 have also been recorded as a further investment loss.

1.j) NEW ACCOUNTING PRONOUNCEMENTS

The Company’s management and auditors have evaluated all recently issued accounting pronouncements through the filing date of these financial statements and has determined that these pronouncements will have no material impact on the financial statements of ISA Internationale, Inc.

1.k) FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 5 years. As of September 30, 2013 The Company’s fixed assets are fully depreciated.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and as a result has an accumulated deficit of $10,268,986 at September 30, 2013. The net loss for the twelve month period ended September 30, 2013 was $190,990. Additionally, working capital represented a deficit of $409,326. These factors raised substantial doubt about the Company's ability to continue as a going concern.

The Company received loans and cash advances totaling $66,178 from a related party during the year ended September 30, 2013. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital as had been done through September 30, 2012 in the amount of $89,306.

As of September 30, 2013, the Company also had obligations due on investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate in the amount of $182,305. These obligations will require payment by the Company in the near future as the BDC activities further commence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2013        2012

                                            ---------      ---------

 Computed "expected" tax benefit                34.0%        34.0%

 State income tax, net of federal benefit        3.8%         3.8%

 Change in valuation allowance                 (37.8%)      (37.8%)

                                           ---------        -------

                                                  -%            -%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2013 and September 30, 2012 is presented below:

Tax Year ended September 30,                     2013         2012

                                            ----------     ---------

Deferred tax assets:

  Net operating loss carry forward           $ 2,875,000     2,810,000

                                              ----------     ---------

Total gross deferred tax assets                2,875,000     2,810,000

  Valuation allowance                         (2,875,000)   (2,810,000)

                                             -----------    ----------

Net deferred tax assets                    $         --     $     --

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of September 30, 2013 and 2012.

For the year ended September 30, 2013, the Company reported a net operating tax loss carry-forward of approximately $7,607,892, after being reduced by the pass-off of that portion of the accumulated net operating loss carry-forward related to the subsidiary that was disposed of at June 30, 2012. The federal net operating loss carry-forward begins to expire in the year 2017.

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

As of September 30, 2013 and 2012, all of the Company’s previously issued 1,781,000 of preferred shares have been converted into 17,810,000 shares of common stock as authorized by the Company’s Board of Directors.

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

During the fiscal year ended September 30, 2013 an additional 1,250,000 shares of common stock was issued to an officer of the Company for consulting and marketing services rendered in the area of new business development.

As a result of these new issues of common shares, there are 48,874,912 in common stock shares outstanding at September 30, 2013.

During the years ended September 30, 2013 and 2012, there were no dividends declared or paid to the holders of the converted preferred shares and all common shares.

As of September 30, 2013, 300,000,000 shares of common stock were authorized. There were 50,124,912 shares of common stock, par value $.0001 issued, of which 48,874,912 were outstanding. As of September 30, 2012 there were 48,874,912 shares of common stock issued, of which 47,624,912 were outstanding.

In the fourth quarter of 2007, the company re-acquired 1,250,000 previously issued common stock shares from the U.S. Bankruptcy Court in accordance with a settlement agreement with the court. The re-acquired shares were valued at $.43 cents per share based upon then current average market prices prevailing during the fourth quarter of 2007. It is the intention of the Company in the near future or before September 30, 2014, to cancel these restricted shares and remove them from being issued and outstanding common shares. They are classified as Treasury Stock as of September 30, 2014.

(5.) CONVERTIBLE DEBT

(5.a) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

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

During the fiscal year ended September 30, 2013, DCP provided the financing in the amount of $17,790 necessary to maintain operations by advancing loans and advances to the Company. At the end of the year on September 30, 2013 the net amount of these loans totaled $101,739. These loans outstanding of $101,739 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 1,403,297common shares of the Company at a conversion price of $.0725 per common share.

A note payable at September 30, 2012 to DCP was in the amount of $83,949. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital prior to September 30, 2012.

During the fiscal year ended September 30, 2012, DCP provided the financing necessary to maintain operations by advancing loans and advances of $144,984 to the Company. These monies included cash advances, net of repayments of $147,707. None of these advances were repaid except a consulting fee was added  in the amount of $35,000 and a note payable at September 30, 2012 to DCP was in the amount of $83,949. The remaining amount of advances net of repayments in the amount of $98,758 have been recorded as contributed capital as of September 30, 2012.

(5.b) OTHER RELATED PARTY TRANSACTIONS - CONVERTIBLE

Indemnification Agreement - Related Party

The Company had reported a $50,000 convertible debenture and the related interest due thereon in the amount of $27,116 as of March 31, 2012. The Company has removed the liability of $77,116 at June 30, 2012 due to the expiration of the Statute of Limitations under Minnesota Law for the payment of the debt as well as the expiration of an Indemnification Agreement between the Company and the Company’s Management Party. As a result, the Company recorded an extraordinary item of income at June 30, 2012 in the amount of $77,116. This gain of $77,116 has been recorded as a gain on liability extinguishment of the debt on the books of the Company at June 30, 2012.

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

Proceeds received by DLC, the seller, on shares sold by them exceeding a sale price of $.25 per share on the first 3,000,000 common shares sold by the purchaser, as explained above. No value to this provision has been calculated as of June 30, 2012 because the Company can’t predict what proceeds, if any, would accrue to the Company on the sale of common shares tendered to ISAC in full payment for the intercompany loans paid in full with the issuance of 7,065,300 common stock shares to ISAC or if the holder of the shares will even be able to sell any of the shares of common stock received.

Total fair value of consideration received ...................       $ 22,782

                                                                   ===========

Assets Divested

Cash .........................................................$         2,760

Accounts receivable ..........................................            280

Property and Equipment, net ..................................          2,037

Debt Collection Receivables (unrecovered original cost).......         66,392

ISAT common stock (7,065,300 shares) valued at $ .0725

  per share                                                           512,234

                                                                   -----------

Total assets divested ........................................$       583,703

                                                                   ===========

Liabilities Divested

Accounts payable .............................................$        23,875

Loans Payable – related party ................................        125,805

Loan Payable - related party .................................        560,000

                                                                     ---------

Total liabilities divested ...................................        709,680

                                                                  -----------

Fair value of the consideration received

 plus the net liabilities divested ...........................      $ 148,759

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

2) In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of NewsBeat, Inc. was consummated on June 29, 2012. A copy of that agreement was filed with the SEC in a prior 10-Q as an exhibit. The total purchase price was approximately $32,000 and is not considered significant. The Company plan is to purchase more investments and as such will report as a BDC commencing October 1, 2013.

3) In December 2012, the Company entered into its second agreement with RE@LITY Corp, Inc, a Delaware Corporation. RE@LITY was focused on eClinical validation services using its proprietary automation platform, ClinTest. To further its business plans and raise needed capital, RE@LITY was seeking to sell its common shares in a private placement and to accelerate the registration of its shares for public trading through an S-1 registration filing with the SEC (“Registration”). On February 6, 2013, ISAT received 10,000,000 non registered common shares in RE@LITY Corp for the agreed purchase price of $1,000.

4) On July 28, 2013, the Reality contract was terminated mutually by both parties wherein the Company was to receive a refund in the amount of $500 in return for 5,000,000 of the previously purchased 10,000,000 common shares. As of the date of this report, ISAT considers the transaction terminated and has written-off the previous total investment of $1,000 and related costs incurred to accomplish the transaction to the time of termination.

5) On April 29, 2013, the Company entered into a financing and conditional registration agreement with Homebound Energy, LLC, a corporation under the state laws of Texas focused on oil and natural gas exploration. Homebound is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $25,000,000 with further financing transactions to follow. The agreement states that Homebound shall remit on April 30, 2013, a $20,000 non-refundable amount payable in cash to the Company, and $20,000 non-refundable payments to be made every 30 days for the remaining 120 days. If during the term of the engagement Homebound consummates a financing transaction with the assistance of the Company, Homebound will compensate the Company in the amount of 5% of the consideration received.

6) On June 3, 2013, the company entered into a financing and conditional registration agreement with Diesel TEK, Inc., a corporation under the state laws of Nevada focused on providing advanced technologies for improving air quality and efficiencies of diesel engines. Diesel TEK is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $5,000,000 with further financing transactions to follow. The original agreement states that Diesel TEK shall remit on June 3, 2013, a $15,000 non-refundable amount payable in cash to ISAT, and $35,000 non-refundable payment to be made within 30 days after the date hereof.

7) On July 3, 2013 the agreement between the Company and Diesel TEK, Inc. was amended to state that that Diesel TEK shall remit a $15,000 non-refundable amount payable in cash to ISAT on  July 3, 2013, $12,500 payable within 30 days, $15,000 payable within 60 days, and an additional $15,000 payable within 90 days. If during the term of the engagement Diesel TEK consummates a financing transaction with the assistance of the Company, or during the 2 years following the termination of the engagement, Diesel TEK will compensate ISAT in the amount of 10% of the consideration received.

8) On July 26, 2013, ISA Internationale (ISAT), entered into a Financing and Conditional Registration Agreement with Cancer Screening Centers, a corporation under the state laws of Delaware focused on establishing cancer screening centers that offer genomic sequencing, medical testing, as well as coronary artery MRI in the New York and New Jersey area. Cancer Screening Centers is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $7,000,000 with further Financing Transactions to follow. The Agreement states that Cancer Screening Centers shall remit on July 28, 2013, a $15,000 non-refundable amount payable in cash to the Company, and $15,000 non-refundable payment to be made every 30 hereafter for the next 90 days. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, The Company will compensate ISAT in the amount of 7% of the consideration received.

The contracts provided for consulting fees to be paid to ISAT in the total amount of $227,500. All of these contract proceeds have been paid in full except for a receivable of $37,000 due to the Company as of September 30, 2013. As of November 30, 2013, the receivable from Cancer Screening Centers has been further reduced to $18,400.

(8.) FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following at:

                                                    September 30,

                                               2013               2012

                                            -----------       -----------

Automobile, at cost                           $      -        $ 18,505

  Less accumulated depreciation                      -         (10,178)

Furniture and equipment, at cost                 5,500          10,505

  Less accumulated depreciation                 (5,500)         (7,585)

                                               --------        ---------

Net fixed assets                              $      -        $ 11,247

                                               -------        ----------

Depreciation expense                          $      -        $  3,701

During the year ended September 30, 2013 the Company recorded a write off of the value of furniture and equipment it is no longer using due to discontinued operations.

(9.) CREDIT LINES PAYABLE

For the year ended September 30, 2013 the Company did not use its bank line of credit accounts for financing.  The Company owed $0 and $0 in bank credit lines payable at the end of September 30, 2013 and 2012, respectively.

(10.) COMMITMENTS

There are no contractual agreements outstanding as of September 30, 2013. The Company rents its office facilities from the Company’s President at the rate of $500 per month on a month to month basis.

(11.) OTHER NOTES PAYABLE

The following table presents Notes Payable broken out between the current portion and the long-term portions due as of September 30, 2013. One note due to a related party in the amount due of $101,739 in principal and interest with $101,739 being the current portion and $0 the long term portion due. Note proceeds are used to finance operations.

                                        Current    Long-term    Total

Note 1 Note Payable Related Party      101,739           -    101,739

                                       -------     --------   --------

                                     $ 101,739     $     -    101,739

 (12.) LEGAL PROCEEDINGS

During the year ended September 30, 2013, the Company was not sued in or a plaintiff in any new legal matters except in the ordinary course of its operational business to collect purchased debt receivables. As of September 30, 2012, there were two lawsuits currently pending regarding proposed violations of collection procedures. The Company’s sold subsidiary, ISA Acceptance Corporation is a named defendant but ISAT Company, its former Parent company, does not believe the exposure in these two proceedings will have a material and adverse effect on the financial stability of the Company.

(13.) SUBSEQUENT EVENTS

None

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

ISA International Inc., under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934). Based on the foregoing, we concluded our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

(c) Changes in Internal Control over Financial Reporting

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

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2013, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2013, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company               Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,

           Chief Financial Officer and Director

           Chairman of the Board of Directors [1]          71    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Boris L. Epshetyn   Vice-President of Business Development 31    October 2012

Steven E. Boynton   Outside Director                       52    November 2011

Directors:

BERNARD L. BRODKORB (October 1997 to July 2000 and January 2001 to present) was the Treasurer, Chief Financial Officer and a director of the Company from its inception in October 1997 to July 2000 when he resigned his positions. He was reelected to the board of directors in January 2001 and elected by the board of directors as President, Chief Executive Officer, and Chief Financial Officer in February 2001. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

BORIS L.EPSHETYN (October 2012 to present) is Vice-President of Business Development. Boris is currently leading the Company's new business direction initiatives and providing consulting services to client companies on behalf of ISAT. He has extensive experience in many areas including: Financial Services, Securities, Strategic Planning, Legal Research, Investment Banking, Mergers and Acquisitions, Corporate Governance, Finance, Investments, Private Equity, Media Relations, Public Policy, and Private Placements.  He is a frequent contributor to CNN, CNBC, FoxNews, and MSNBC and writes an opinion column for USNews and World Report.

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

The following table sets forth information on the remuneration of our Chief Executive Officer and our Vice President of Business Development during any part of our last two fiscal years, including non cash compensation.

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION

-------------------------------------------------------------------------------------------------

                       ANNUAL COMPENSATION                                LONG TERM COMPENSATION

                                                           AWARDS               PAYOUTS

           FISCAL                      OTHER      RESTRICTED    SECURITIES

NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP    ALL OTHER

PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA

POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)          SARS ($)     ($)      TION($)

Bernard L.  2013       $ 0       -0-   46,000       -0-             -0-        -0-       -0-

Brodkorb (1)

Bernard L.  2012       $ 0       -0-   35,000       -0-             -0-        -0-       -0-

Brodkorb (1)

President, CEO

Boris L. (2)

Epshetyn    2013         0       0    66,500         0          0                     $170,000

Vice-President

Directors   2013        -0-     -0-        -0-      -0-             -0-        -0-      -0-

Directors   2012        -0-     -0-        -0-      -0-             -0-        -0-      -0-

(1) Compensation for Bernard L. Brodkorb, his accounting firm and the management company (DCP) was recorded on the books of the Company as compensation for consulting $46,000 and $35,000 for the fiscal years ended September 30, 2013 and September 30 2012, respectively. There was no cash compensation paid on consulting fees accrued for Brodkorb and the management company (DCP) for the either fiscal year ended September 30, 2013 and 2012. Compensation for their services is allocated to the management company or his accounting firm and is further converted to the issuance of convertible notes payable or shares by the Company during the year ended September 30, 2013 and 2012.

(2) Boris Epshetyn, Vice-President of Business Development received 1,250,000 shares of common stock of ISAT of $66,500 and compensation of $170,000 in consulting fees for new investment clients of ISAT.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the three year period from October 1, 2009 through September 30, 2013.

No additional Director compensation has been authorized for services for the period from October 1, 2009 through September 30, 2013, and through the date of this 10-K report filing.

Stock-Based Compensation

During the fiscal year ended September 30, 2013, Boris Epshetyn received 1,250,000 shares of common stock of ISAT of $66,500.

As of September 30, 2013, all stock options had expired and are no longer outstanding. None of the stock options granted has ever been exercised.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2013 certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. It does not include stock options, unissued convertible notes payable shares noted in the footnotes.

12-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of

of class   of Beneficial Owner        beneficial ownership        Class

-------------------------------------------------------------------------

Common   Doubletree Capital Partners, Inc.    44,947,924           91.97%

         2560 Rice St                            (1)(2)

         St. Paul, MN 55113

Common   Bernard L. Brodkorb                  46,130,711           94.39%

         2560 Rice St.                           (2)

         St. Paul, MN. 55113

Common   Boris L. Epshetyn                     1,250,000            2.56%

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

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of

of class   Beneficial Owner           beneficial ownership          Class

-------------------------------------------------------------------------

Common   Bernard L. Brodkorb,               46,130,711  (1,2)        94.39%

Common   Boris L. Epshetyn                   1,250,000                2.56

                                             ----------            -------

Directors and executive officers as a group  47,380,711              96.95%

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

During the fiscal year ended September 30, 2013 the Company issued 1,250,000 common shares, par value $.0001, for consulting services rendered by Boris L. Epshetyn

The total issued and outstanding common shares are 48,874,912, exclusive of the treasury share common stock of 1,250,000 as of September 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-K and 10-Q’s: $27,000 in 2013 and $24,165 in 2012.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2013 and 2012.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2013 and 2012.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2013 and 2012.

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

Item 15. EXHIBITS

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index to

Exhibits.

None

During the years ended September 30, 2013 and September 30, 2012, neither the Company nor anyone on its behalf has consulted with its Auditors with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Boulay concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

10.2  Indemnification Agreement between ISA Internationale Inc. and Doubletree Liquidation Corporation., a Minnesota corporation.

10.3    Agreement between ISA Internationale, Inc. and Newsbeat Social, Inc. dated June 30, 2012.

10.4   Agreement between ISA Internationale, Inc. and RE@LITYCorp dated December 21, 2012.

10.5   Agreement between ISA Internationale, Inc. and HOMEBOUND ENERGY LLC dated April 29, 2013December 21, 2012.

10.6   Agreement between ISA Internationale, Inc. and Diesel Tek, Inc. dated June 3, 2013 and related addendum agreement dated July 3, 2013.

10.7   Agreement between ISA Internationale, Inc. and Cancer Screening Centers, dated July 26, 2013.

16.1   Letter from Seale & Beers CPA’s stating no disagreement with the Company as to reason for change in auditors for the fiscal year ended September 30, 2012.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2013.

32.1  Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2013.

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

January 14, 2014

End of Report