Form 10-Q
period 2013-12-31
ISA INTERNATIONALE INC
filed 2014-02-14
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2013

                    Commission File Number:  001-16423

                    -----------------------------------

                         ISA INTERNATIONALE, INC.

            (Name of small business registrant in its charter)

        Delaware                                 41-1925647

(State of incorporation)            (I.R.S. Employer Identification No.)

                 2564 Rice Street, St. Paul, MN               55113

        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 484-9850

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                Name of each exchange on which registered

-------------------                -----------------------------------------

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

0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February, 14, 2014, the registrant had 50,124,912 shares of common stock issued and 48,874,912 shares outstanding. Treasury stock reacquired by the Company in the amount of 1,250,000 has not been retired by the Company as of February 14, 2014.

On December 31, 2013, there were also convertible notes payable in the amount of $118,832 that are due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 1,639,062 shares. There has been no appreciable change in these convertible notes payable from December 31, 2013 to the date of this report, February 14, 2014.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statements of Net Assets and Liabilities               5

        Schedule of Investments as of December 31, 2013                  6

  Schedule of Investments as of September 30, 2013                 7

        Statements of Changes in Net Liabilities                         8

        Condensed Statements of Operations                               9

        Condensed Statements of Cash Flows                              10

        Notes to Condensed Financial Statements                      11-16

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    17-22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      22

ITEM 4. Controls and Procedures                                         22

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     23

ITEM 3. Defaults upon Senior Securities                                 23

ITEM 4. Mine Safety Disclosures                                         23

ITEM 5. Other Information                                               23

ITEM 6. Exhibits                                                        23

Signatures                                                              24

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2013, and its results of operations, net liabilities, and cash flows for the three month period ended December 31, 2013. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013 which was filed on January 14, 2014.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF ASSETS AND LIABILTIIES

                                                   December 31, 2013  September 30, 2013

                                                        (Unaudited)        (Audited)

                    ASSETS                              -------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Stock                        $      2,000     $    2,000

                                                          ------------       ---------

       Total Investments                                         2,000          2,000

  Cash                                                             710            600

  Accounts receivable                                           17,000         37,000

                                                          ------------      ---------

  Total assets                                              $   19,710      $  39,600

                                                          ============   ============

                LIABILITIES & NET LIABILITIES

  Obligations in excess of investment basis

    in controlled affiliate                                $   201,780      $ 182,305

  Accounts payable - trade and taxes                           148,408        135,283

  Accrued expenses payable to related party                     13,600         29,600

  Convertible notes payable - related party                    118,832        101,739

                                                          ------------       ---------

  Total liabilities                                            482,620        448,926

                                                          ------------       ---------

  Net liabilities                                           $ (462,910)    $ (409,326)

                                                          ============   ============

Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares authorized;

     50,124,912 shares issued and 48,874,912 shares outstanding at

     December 31, 2013; 50,124,912 shares issued and

     48,874,912 shares outstanding at September 30, 2013        5,013           5,013

   Additional paid-in capital                              10,392,145      10,392,145

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Losses and distributions in excess of earnings         (10,322,568)    (10,268,984)

                                                           ------------     -----------

   Total net liabilities                                  $  (462,910)     $ (409,326)

                                                          ============     ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     December 31, 2013

                                       (Unaudited)

Equity Investments:

                    Description       Percent    Historical Cost

Company             of Business       Ownership   Investment    Fair Value  Affiliation

Newsbeat Social, Inc. Online broadcast    2%      $ 2,000  (1)    $  2,000       No

                           news

                                                 ---------        ---------

      Total Investments                           $ 2,000          $ 2,000

                                                 =========        =========

(1) At December 31, 2013, there were 2,000,000 of NewsBeat Social, Inc. shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. There had been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon original contractual commitments, however those anticipated costs may not be realized due to a revision of the Company's estimate of the future obligation. The provision has been removed from our investment carrying value lowering the investment to $2,000.

All common shares held have been recorded as an investment in Non-controlled securities asset.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     September 30, 2013

Equity Investments:

                        Description   Percent   Historical Cost

Company                of Business   Ownership   Investment    Fair Value  Affiliation

NewsBeat Social, Inc.  Online broadcast  2%      $ 2,000  (1)    $  2,000         No

                          news

                                                 ---------        ---------

      Total Investments                          $ 2,000          $ 2,000

                                                 =========        =========

(1) At September 30, 2013, there were 2,000,000 of Newsbeat Social, Inc. shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 ISA INTERNATIONALE INC.

                   CONDENSED STATEMENTS OF CHANGES IN NET LIABILITIES

                                           Three Months Ended  Three Months Ended

                                             December 31, 2013  December 31, 2012

                                                 (Unaudited)        (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (34,733)     $  (27,365)

Realized loss on investments                          (18,851)        (17,559)

                                                  ------------      ----------

Net decrease in assets resulting

  from operations and investing                       (53,584)        (44,924)

SHAREHOLDER ACTIVITY:

    Issuance of Common Stock                                -          14,000

                                                   ------------      ----------

NET INCREASE IN NET LIABILITIES                       (53,584)        (30,924)

NET LIABILITIES:

     Beginning of period                             (409,326)       (284,836)

                                                   ------------      ----------

     End of period                                   (462,910)       (315,760)

     Average net liabilities                        $(436,118)     $ (300,298)

                                                     =========        =========

Ratios to average net liabilities:

     Net operating expenses                           (7.2) %         (9.1)%

     Net investment (loss)                            (4.3) %         (5.8)%

     Per share ratio expenses                         (0.06) %           -  %

     Per share ratio net investment (loss)            (0.04) %           -  %

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                               ISA INTERNATIONALE INC.

                          CONDENSED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                         Three Months    Three Months

                                            Ended            Ended

                                     December 31, 2013  December 31, 2012

                                     -----------------   ---------------

Consulting income:                       $          -    $        --

Operating expenses:

 General and administrative                   18,125         17,823

 General and administrative -

   (related party)                            13,250          8,250

                                            ---------      ---------

Total operating expenses                     (31,373)        26,073

                                            ---------      --------

Operating loss                               (31,373)       (26,073)

                                            ==========    ==========

Other Expenses

  Interest expense-related party              (3,360)        (1,292)

                                            ---------     ---------

Total Other Expenses                          (3,360)        (1,292)

                                           ---------     ----------

Net loss from operations                      (34,733)      (27,365)

Net Investments

  Net realized loss on investments            (18,851)      (17,559)

                                             ---------     ----------

Net increase in net liabilities

   from operations & investments              (53,584)      (44,924)

                                            ==========    ==========

Basic loss per share

   Continuing operations                      (0.0007)      (0.0009)

                                            ==========    ==========

Basic and diluted loss per share            $ (0.0007)    $ (0.0009)

                                            ==========    ==========

 Weighted average common

   Shares outstanding:

Basic and Diluted                           48,874,912    47,799,912

                                            ==========    ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 ISA INTERNATIONALE INC.

                            CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                   Three Months        Three Months

                                                       Ended              Ended

                                                  December 31, 2013   December 31, 2012

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities from operations     $  (53,584)        $  (44,924)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Non-cash Consulting fees, related party                12,500               7,500

  Consulting fees, other                                      -               2,000

Deconsolidation effect of subsidiary, net                19,476                   -

  Realized loss on investments                                -              17,559

Changes in operating assets and liabilities:

  Decrease in other receivables                          20,000                  -

  Decrease in accrued expenses                          (16,000)                 -

  Increase in Accounts payable                           13,125               6,182

                                                       ----------         ----------

     Cash provided by (used in) operating activities     (4,483)            (11,683)

Cash flows from investing activities:

                                                       ----------          ---------

    Cash used by investing activities                         -                  -

Cash flows from financing activities:

  Proceeds from issuance of convertible debt –

    related party                                         4,593               6,606

                                                       ----------          ----------

  Cash provided by financing activities                   4,593               6,606

                                                       ----------          ----------

Increase (Decrease) in cash                                 110              (5,077)

Cash at beginning of period                                 600               5,232

                                                       ----------          ----------

Cash at end of period                                  $    710            $    155

                                                       =========           ========

Non-cash investing and financing transactions:

Amount due for investment purchase                            -              (1,000)

   Equity issued for cost of obtaining investment             -             (21,000)

 Effect of de-consolidating subsidiary and reporting

   related net assets as liabilities as a BDC                 -            (119,107)

Consulting fee paid with convertible debt increase        12,500                  -

                                                       ----------          ----------

      Total non-cash transactions                     $   12,500        $  (141,107)

                                                       ==========          ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

      Fair Value Measurements as of December 31, 2013:

                                             Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -    $2,000    $ 2,000

      Fair Value Measurements as of September 30, 2013:

                                             Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -    $2,000    $ 2,000

The following table is a reconciliation of changes in the net fair value of investments and financed receivables which are classified as level 3 in the hierarchy.

                                               Quarter Ended

                                            December 31, 2013  Fiscal 2013

                                                     -------    -------

Balance as of October 1,                               $2,000    $32,000

Purchases of Portfolios/Investments                        -      22,000

Write off of Investment, Reality Corp                      -     (22,000)

Write down Investment, Newsbeat Social, Inc.               -     (30,000)

                                                     --------  ----------

Balance as of December 31, September 30, respectively,  $2,000    $2,000

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

During the fiscal year ended September 30, 2013, The Company made an investment in Reality Corp, a biomedical company, in the amount of $1,000 for the purchase of 10,000,000 of Reality common shares. This transaction was reported on a fair value basis at the original purchase price of $.0001 with no change in Fair Value incurred through June 30, 2013. The Company also capitalized to Investment assets- Reality Corp. a development cost expense to a related party for $12,000 worth of ISAT common stock.

During the quarter ended September 30, 2013 the Company decided to record the write-off of this investment of $13,000 in full as Reality does not provide any updates or news on Company developments and has not repaid the $500 for the return of the 5,000,000 shares as recorded in the termination agreement.

No purchases, sales, or adjustments to Level 3 assets have been recorded during the quarter ended December 31, 2013.

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,322,568 at December 31, 2013. The Company incurred a net increase in net liabilities resulting from operating activities of $53,584 for the three month period ended December 31, 2013 compared to a net increase in net liabilities resulting from operating activities of $44,924 for the same period last year. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

The Company received loans and cash advances totaling $4,593 from a related party during the three month period ended December 31, 2013. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital.

As of December 31, 2013, the Company also had obligations due on investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate in the amount of $201,780. These obligations will require payment by the Company in the near future as the BDC activities further commence.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow. The Company had been in reorganization but decided in June 2012, to cease its debt collection operations and change its business plan of operations to be that of a BDC.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. These financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Note 3) STOCKHOLDER’S EQUITY:

Common Stock

During the three month period ended December 31, 2013, no additional shares of the Company’s common stock were issued.

NOTE 4) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

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

During the quarter ended December 31, 2013, provided the financing necessary to maintain operations by advancing loans and advances to the Company. These monies included cash advances, net of repayments of $4,593. None of these net advances were repaid except a consulting fee was added to the amount in the amount of $12,500 and a note payable at December 31, 2013 to DCP is presented in the amount of $118,832. These loans outstanding of $118,832 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 1,639,062  common shares of the Company at the conversion price of $.0725 per common share.

Note 5) - BUSINESS DEVELOPMENT CORPORATION

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

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government, communicating with shareholders, customers and the public and the accessing of needed growth capital.

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc., an Oregon corporation, organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000,000 shares of common stock shares of NewsBeat Social, Inc. was consummated on June 29, 2012. The total purchase price was approximately $2,000 and is not considered significant.

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

On April 29, 2013, the Company entered into a financing and conditional registration agreement with Homebound Energy, LLC; a corporation under the state laws of Texas focused on oil and natural gas exploration. Homebound is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $25,000,000 with further financing transactions to follow. The agreement with Homebound is valued at $100,000 which has been collected in full. If during the term of the engagement Homebound consummates a financing transaction with the assistance of the Company, Homebound will compensate the Company in the amount of 5% of the consideration received.

On June 3, 2013, the company entered into a financing and conditional registration agreement with Diesel TEK, Inc., a corporation under the state laws of Nevada focused on providing advanced technologies for improving air quality and efficiencies of diesel engines. Diesel TEK is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $5,000,000 with further financing transactions to follow. The amended agreement with Diesel TEK is valued at $67,500 which has been paid in full to ISAT.

On July 26, 2013, ISAT, entered into a Financing and Conditional Registration Agreement with Cancer Screening Centers, a corporation under the state laws of Delaware focused on establishing cancer screening centers that offer genomic sequencing, medical testing, as well as coronary artery MRI in the New York and New Jersey area. Cancer Screening Centers is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $7,000,000 with further Financing Transactions to follow. ISAT has collected $43,000 of the original consulting contract value of $60,000. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, The Company will compensate ISAT in the amount of 7% of the consideration received.

The contracts provided for consulting fees to be paid to ISAT in the total amount of $227,500. All of these contract proceeds have been paid in full except for a receivable of $17,000 due to the Company as of December 31, 2013. As of February 14, 2014, the receivable from Cancer Screening Centers has been further reduced to $10,000.

Note 6) RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended December 31, 2013, the Company received $4,593 in cash loans and advances from a related party. These advances and loans and a $12,500 management fee to Doubletree Capital Partners, Inc., recorded as notes payable – related party included in the loan payable of $118,832 secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 1,639,062 common shares at the rate of $.0725 per share as of December 31, 2013.

Note 7) SUBSEQUENT EVENTS

Management has reviewed the events of the Company from December 31, 2013 to the date of this report and has determined that no additional events require reporting thereon.

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

Results of Operations for the three months ended December 31, 2013 and 2012.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes and convertible notes payable. General and administrative expenses were $31,373 for the three months ended December 31, 2013 compared to $26,073 for three months ended December 31, 2012. The increase is primarily due to management fee of $12,500 and audit expense of $11,000, compared to the three month period ended December 31, 2012.

Interest expense for the three months ended December 31, 2013 totaled $3,360 compared to $1,292 for the three month period ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company had total assets of $19,710 consisting of $710 in cash, $17,000 in accounts receivable, $2,000 in a stock investment for NewsBeat Social, Inc.

The Company also had $482,620 in liabilities consisting of $201,781 in obligations in excess of investment basis in controlled affiliate, $162,008 in accounts payable and accrued expenses and $118,832 in 12% convertible notes payable – secured – related party. Total liabilities as of December 31, 2013 were $482,620 compared to $448,926 at September 30, 2013.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the Company's 100% interest in ISA Financial as of December 31, 2013. The net assets represented obligations in excess of our investment basis of $201,781.

As of September 30, 2013, the Company had total assets of $39,600 consisting of $600 in cash, $2,000 stock investment, and $37,000 receivable from an investment entity. It had $448,926 in current liabilities consisting of $135,283 in accounts payable, $29,600 in accrued expenses, $182,305 in obligations in excess of investment basis in controlled affiliates (former subsidiaries), and $101,739 convertible notes payable to a related party.

For the quarter ended December 31, 2013, the Company raised $4,593 from demand notes payable from a related investor, compared to $6,606 from demand notes payable from a related investor for the fiscal year ended September 30, 2013. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $3,360 for the quarter ended December 31, 2013 and $8,392 during the fiscal year ended September 30, 2013.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent registered public accounting firm on the Company's Form 10-K submission for the year ended September 30, 2013, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2014 due to a slowly recovering economy that still has relatively high unemployment in the work force creating economic uncertainties.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2013 of $10,322,568. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

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

The Company will continue to use its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.  There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating and investment losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2013, includes an explanatory paragraph concerning the Company's ability to continue as a going concern. Footnote 2 of our financial statements of this Form 10-Q discusses current liquidity and going concern matters.

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

Control by Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 96.95%, respectively of the Company's outstanding common stock at December 31, 2013. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Liquidity and Going Concern Matters

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,322,568 at December 31, 2013. The net increase in net liabilities for the three month period ended December 31, 2013 was $53,584.

The Company at December 31, 2013 owed $201,781 in obligations in excess of investment basis, $162,008 in accounts payable and accrued expenses and $118,832 in 12% convertible notes payable – secured – related party.

The Company's ability to continue as a going concern depends upon successfully restructuring its debt, obtaining sufficient financing to maintain adequate liquidity and provide for capital expansion until such time as operations produce positive cash flow.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations. The Company's current plans are to expand its business development company activities offering services to companies that plan to public in the future but there can be no assurance these actions will be successful.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the Company's disclosure controls and procedures were not effective.

4(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We reported on form 10-K as of September 30, 2013 that our internal control over financial reporting was not effective due to a material weakness in its internal control over financial reporting. The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override. There is a lack of segregation of duties as only one officer/employee oversees the finance department. However that officer is a licensed CPA accountant.

                       Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended December 31, 2013, the Company was not a party to any lawsuit or legal proceeding.

The Company has reviewed for pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict code of ethics policies and procedures in place designed to prevent any unlawful or unethical practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2013.

ITEM 3. Defaults Upon Senior Securities

None during the quarter ended December 31, 2013.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None during the quarter ended December 31, 2013.

ITEM 6. Exhibits and Reports filed on Form 8-K.

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

 (b) Form 8-K reports filed during quarter:

None.

Section 1 Business and Operations

Item 1.01 Entry into Material Definitive Agreements:

None.

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

      Date: February 14, 2014