Form 10-Q
period 2014-03-31
ISA INTERNATIONALE INC
filed 2014-05-28
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2014

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

On May 28, 2014, there were 48,874,912 shares of the Registrant's common stock, par value $.0001 per share.

On May 28, 2014, there were also convertible notes payable to a related party in the amount of $151,309 due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 2,087,021 shares. The amount of these notes payable has increased by $49,570 since September 30, 2013.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statement of Assets and Liabilities                    5

        Schedule of Investments                                        6-7

        Condensed Statements of Changes in Net Liabilities               8

        Condensed Statements of Operations                               9

        Condensed Statements of Cash Flows                              10

        Statements of Financial Highlights                              11

        Notes to Condensed Financial Statements                      12-17

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    18-22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      23

ITEM 4. Controls and Procedures                                         24

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     25

ITEM 3. Defaults upon Senior Securities                                 25

ITEM 4. Mine Safety Disclosures                                         25

ITEM 5. Other Information                                               25

ITEM 6. Exhibits                                                        25

Signatures                                                              26

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014, and its results of operations, changes in net liabilities, and cash flows for the six month period ended March 31, 2014. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013 which was filed on January 14, 2014

.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF ASSETS AND LIABILTIIES

                                                     March 31, 2014  September 30, 2013

                                                        (Unaudited)

                    ASSETS                              -------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Social, Inc. Stock          $      2,000      $    2,000

                                                          ------------        --------

Total Investments                                        2,000           2,000

  Cash                                                             55             600

  Receivable from investment entities                           8,000          37,000

                                                          ------------       ---------

  Total assets                                              $  10,055       $  39,600

                                                          ============   ============

                LIABILITIES & NET LIABILITIES

  Obligations in excess of investment basis

    in controlled affiliate                               $   220,645       $ 182,305

  Accounts payable - trade and taxes                          139,867         135,283

  Accrued expenses payable to related party                     6,400          29,600

  Convertible notes payable - related party                   151,309         101,739

                                                         ------------       ---------

  Total liabilities                                           518,221         448,926

                                                         ------------       ---------

  Net liabilities                                          $ (508,166)    $  (409,326)

                                                          ============   ============

Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares authorized;

  50,124,912 shares issued and 48,874,912 shares outstanding at

     March 31, 2014 and at September 30, 2013                   5,013           5,013

   Additional paid-in capital                              10,392,145      10,392,145

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Losses and distributions in excess of earnings         (10,367,824)    (10,268,984)

                                                           ------------     -----------

   Total net liabilities                                  $  (508,166)     $ (409,326)

                                                          ------------      ---------

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     March 31, 2014

                                       (Unaudited)

Equity Investments:

Company                Description     Percent    Carrying Cost    Fair   Affiliation

                       of Business     Ownership   Investment      Value

Newsbeat Social, Inc.   Online            2%       $ 2,000 (1)   $   2,000     No

                        broadcast news             ---------      ---------

      Total Investments                            $ 2,000       $   2,000

                                                   =========      =========

(1) At March 31, 2014 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. There had been a provision of $30,000 in projected future costs added to the carrying value of the investment based upon contractual commitments. The company determined these future costs would not occur and reduced the accrued expense provision of its investment by $30,000.

All common shares held have been recorded as an investment in Non-controlled securities asset.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

                                  September 30, 2013

Equity Investments:

Company               Description     Percent    Carrying Cost    Fair   Affiliation

                      of Business     Ownership   Investment      Value

Newsbeat Social, Inc.   Online            2%       $ 2,000 (1)     $   2,000     No

                        broadcast news             ---------        ---------

     Total Investments                             $ 2,000         $   2,000

                                                   =========        =========

(1) At September 30, 2013, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset.

 The accompanying notes are an integral part of these unaudited financial statements.

ISA INTERNATIONALE INC.

                    CONDENSED STATEMENTS OF CHANGES IN NET LIABILITIES

                                             Six Months Ended  Six Months Ended

                                             March 31, 2014     March 31, 2013

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (53,398)      $ (35,540)

Realized loss on investments                          (38,165)        (39,338)

Interest expense from operations                       (7,277)         (3,123)

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                     (98,840)        (78,001)

SHAREHOLDER ACTIVITY:

    Issuance of common stock                               --           14,000

                                                   ------------      ----------

NET INCREASE IN NET LIABILITIES                       (98,840)         (64,001)

NET LIABILITIES:

     Beginning of period                             (409,326)        (284,836)

                                                   ------------      ----------

     End of period                                   (508,166)        (348,837)

     Average net liabilities                      $  (458,746)      $ (316,837)

                                                     =========        =========

Ratios to average net liabilities:

     Net operating expenses                            (13.3)%           (12.2) %

     Net investment loss                                (8.3)%           (12.4) %

     Per share ratio expenses                          (0.22)%           (0.17) %

     Per share ratio net investment loss               (0.08)%           (0.08) %

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               Three Months   Three Months   Six Months    Six Months

                                  Ended          Ended          Ended         Ended

                            March 31, 2014  March 31, 2013  March 31, 2014 March 31, 2013

                              -------------  -------------  ------------  ------------

Consulting income:               $      --       $     --    $      --     $     --

Operating expenses:

   General and administrative        13,775         3,717       31,898       19,540

   General and administrative -

   (related party)                    8,250         5,750       21,500       16,000

                                  ---------      ---------   ---------     ---------

Total operating expenses             22,025         9,467       53,398       35,540

Operating loss                      (22,025)       (9,467)     (53,398)     (35,540)

Other expenses:

   Interest expense-related party    (3,917)       (1,831)      (7,277)      (3,123)

                                  ---------     ----------   ---------    ----------

Total other expenses                 (3,917)       (1,831)      (7,277)      (3,123)

Net loss from operations            (25,942)      (11,298)     (60,675)     (38,663)

Net Investments

  Net realized loss on investments  (19,314)      (21,779)     (38,165)     (39,338)

                                  ---------     ----------   ---------     ----------

Net increase in net liabilities

   from operations & investments    (45,256)      (33,077)     (98,840)     (78,001)

                                  ==========    ==========    ==========   ==========

Basic loss per share from

   Operations                       (0.0005)      (0.0007)     (0.0012)      (0.0008)

                                  ==========    ==========    ==========   ==========

Basic and diluted loss per share  $ (0.0009)      (0.0007)     (0.0020)    $ (0.0016)

                                  ==========    ==========    ==========    ==========

 Weighted average common

   Shares outstanding: Basic and

   Diluted                        48,874,912    47,974,912    48,874,912   47,915,846

                                  ==========    ==========    ==========   ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  ISA INTERNATIONALE INC.

                             CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Six Months        Six Months

                                                       Ended              Ended

                                                   March 31, 2014     March 31, 2013

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities from operations      $  (98,840)       $   (78,001)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Non-cash consulting fees, related party                 20,000             12,500

  Consulting fees, others                                      -              2,000

  Deconsolidation effect of subsidiary, net               38,340             39,338

  Investment in Reality Corp                                   -             (1,000)

Changes in operating assets and liabilities:

  Decrease in Other receivables                           29,000                  -

  Increase in Accounts payable                             4,585              1,885

  Decrease in Accrued expenses                           (23,200)                 -

                                                        ----------         ----------

     Cash used in operating activities                   (30,115)           (23,278)

Cash flows from financing activities:

  Proceeds from issuance of convertible debt–

     related party                                        29,570             18,156

                                                       ----------          ----------

  Cash provided by financing activities                        -             18,156

                                                       ----------          ----------

Decrease in cash                                            (545)            (5,122)

Cash and cash equivalents at beginning of period             600              5,232

                                                       ----------          ----------

Cash at end of period                                  $      55           $    110

                                                       =========           ========

Interest paid                                          $       -           $     -

                                                       =========           ========

Non-cash investing and financing transactions:

 Equity issued for cost of obtaining investment

   in Reality                                          $       -          $  12,000

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC                  -            119,258

 Consulting fee paid with convertible debt increase       20,000                  -

                                                       ----------         ----------

      Total non-cash transactions                     $   20,000          $ 131,258

                                                       ==========          ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                  ISA INTERNATIONALE INC.

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                       Six Months Ended

                                           March 31          For the Years Ended September 30,

                                               2014       2013       2012      2011       2010      2009

OPERATIONS:

Net investment loss from operations	(0.001)	(0.002)	(0.003)	(0.018)	(0.025)	(0.022)
Net realized loss on investments	(0.001)	(0.002)	-	-	-	-
Interest expense from operations	-	-	-	(0.001)	(0.001)	(0.004)
Other income	-	0.001	-	-	-	-
Net decrease in net assets from operations	(0.002)	(0.004)	(0.003)	(0.019)	(0.026)	(0.026)
Impairment expense				(0.006)
Net gain (loss) from settlements	-	-	0.002	(0.003)	-	-
Loss from discontinued operations	-	-	(0.002)		-	-

Net Loss	(0.002)	(0.004)	(0.004)	(0.028)	(0.026)	(0.026)

SHAREHOLDER ACTIVITY IN OPERATIONS
Issuance of common stock	-	0.001	0.002	-	-	-
Issuance of preferred stock ISAT & ISAC				0.013	0.025	0.038
Stock Dividend - preferred shareholders	-	-	-	(0.004)	(0.006)	(0.003)
Contributed capital by shareholders	-	-	0.001	0.005	-	0.001
NET INCREASE (DECREASE) IN NET ASSETS	(0.002)	(0.003)	(0.001)	(0.014)	(0.007)	0.010

NET ASSET VALUE, BEGINNING OF PERIOD	(0.008)	(0.006)	(0.005)	0.004	0.011	0.001

NET ASSET VALUE, END OF PERIOD	(0.010)	(0.008)	(0.006)	(0.011)	0.004	0.011

TOTAL AVG. NET ASSET VALUE RETURN (LOSS)	(21.5)%	(55.0)%	(63.7)%	(851.6)%	(354.8)%	(443.3)%

The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) NATURE OF BUSINESS

ISA Internationale, Inc ("ISAT" or the “Company”) formerly was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Company on June 29, 2012, and determined it will operate as a business development company (BDC) effective October 1, 2012. See note 6 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a BDC. As a result, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced significant investment activities in fiscal 2013 and as such began reporting and accounting methodologies consistent with BDC requirements during the first quarter of fiscal 2013.

In the opinion of management, the condensed financial statements include all normal recurring adjustments necessary for fair presentation.

1.c) USE OF ESTIMATES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investment income and loss, and estimated obligations related to contractual commitments, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

                Fair Value Measurements as of March 31, 2014:

                                              Level 1   Level 2    Level 3    Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -    $2,000   $ 2,000

                                                             ------   -------

Total Assets                                -           -    $2,000   $ 2,000

Roll-forward of level 3 financial instruments:

   Financial Instruments as of September 30, 2013                            $2,000

      Total as of March 31, 2014                                            $ 2,000

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

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at the approximate fair market value. Because obligations exceed the fair value of the investment in ISAF, we record this as a current liability of the Company at March 31, 2014 and September 30, 2013 in the amount of $220,645 and $182,305, respectively.

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

No purchases, sales, or adjustments to Level 3 assets have been recorded during the six months ended March 31, 2014.

Note 2) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,367,824 at March 31, 2014. The Company incurred a net increase in net liabilities resulting from operating activities of $98,840 for the six month period ended March 31, 2013 compared to a net increase in net liabilities resulting from operating activities of $78,001 for the same period last year.

The Company received loans and cash advances totaling $29,570 from a related party during the six month period ended March 31, 2014. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital.

As of March 31, 2014, the Company also has recorded a liability for obligations due on net investments made to ISA Financial Services, Inc. an unconsolidated related party affiliate, in the amount of $220,645. These obligations will require payment by the Company in the future as it further commences BDC activities.

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

Note 3) STOCKHOLDER’S EQUITY:

Common Stock

The Company did not issue any additional common stock shares during the six month period ending March 31, 2014. There are 48,874,912 in common stock shares outstanding at March 31, 2014.

NOTE 4) CONVERTIBLE or SECURED NOTES PAYABLE - RELATED PARTY

The principal parties of Doubletree Capital Partners, Inc. (DCP) have lending arrangements with ISAT, as promulgated by and between DCP and the board of directors and officers of the Company. The financial company is owned by two individuals, one of which is ISAT's current President, CEO and Chairman of the Board of Directors. The two principals advance loaned funds as deemed necessary from other entities they control and the balance is listed as a Loan Payable to Related Parties. If surplus funds are available the Loan is reduced.

During the six months ended March 31, 2014, DCP provided the financing necessary to maintain operations by advancing loans to the Company amounting to $29,570. None of these net advances were repaid except consulting fees in the amount of $20,000 were added to the loan. These loans outstanding of $151,309 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 2,087,021 common shares of the Company at the conversion price of $.0725 per common share.

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

In June, 2012, the Company entered into its first agreement with NewsBeat Social, Inc. an Oregon corporation, organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase $2,000,000 shares of common stock shares of NewsBeat Social, Inc. was consummated on June 29, 2012. The total purchase price was approximately $2,000 and is not considered significant.

In December 2012, the Company entered into its second agreement with RE@LITY Corp, Inc, a Delaware Corporation. RE@LITY focuses on eClinical validation services using its proprietary automation platform, ClinTest. To further its business plans and raise needed capital, RE@LITY is seeking to sell its common shares in a private placement and to accelerate the registration of its shares for public trading through an S-1 registration filing with the SEC (“Registration”). On February 6, 2013 ISAT received 10,000,000 non-registered common shares in RE@LITY Corp for the agreed purchase price of $1,000.

On July 28, 2013, the Reality Corp contract was terminated mutually by both parties wherein the Company was to receive a refund in the amount of $500 in return for 5,000,000 of the previously purchased 10,000,000 common shares. As of the date of this report, ISAT considers the transaction terminated and has written-off the previous total investment of $1,000 and related costs incurred to accomplish the transaction to the time of termination.

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

On July 26, 2013, ISAT, entered into a Financing and Conditional Registration Agreement with Cancer Screening Centers, a corporation under the state laws of Delaware focused on establishing cancer screening centers that offer genomic sequencing, medical testing, as well as coronary artery MRI in the New York and New Jersey area. Cancer Screening Centers is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $7,000,000 with further Financing Transactions to follow. ISAT has collected $52,000 of the original consulting contract value of $60,000. If during the term of the engagement The Company consummates a Financing Transaction with the assistance of ISAT, or during the 2 years following the termination of the engagement, The Company will compensate ISAT in the amount of 7% of the consideration received.

The contracts provided for consulting fees to be paid to ISAT in the total amount of $227,500. All of these contract proceeds have been paid in full except for a receivable of $8,000 due to the Company as of March 31, 2014.

Note 6) RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended March 31, 2014, the Company received $29,570 in cash loans and advances from a related party. These advances and loans and a $20,000 management fee to Doubletree Capital Partners, Inc., recorded as notes payable–related party included in the loan payable of $151,309 secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum commencing June 30, 2012 and forward until paid in full. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 2,087,021 common shares at the rate of $.0725 per share as of March 31, 2014.

Note 7) SUBSEQUENT EVENTS

Management has reviewed the events of the Company from March 31, 2014 to the date of this report and has determined that no additional events require reporting thereon.

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

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital. The Company will be receiving shares from its various new clients for financial consulting work completed in the succeeding quarters going forward.

As a result, the Company considered itself to be operational as a Business Development Company as of October 1, 2012 and forward. After successful completion of its reorganization efforts and the set–up of operations as a Business Development Company, ISAT plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity, as well as the associated activities required of a Company involved in activities as a Business Development Corporation.

Results of Operations for the six months ended March 31, 2014 and 2013.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $53,398 for the six months ended March 31, 2014 compared to $35,540 for six months ended March 31, 2013. The increase is primarily due to increased consulting costs and interest expense.

Interest expense for the six months ended March 31, 2014 totaled $7,277 compared to $3,123 for the six month period ended March 31, 2013.

Results of Operations for the three months ended March 31, 2014 and 2013.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $22,025 for the three months ended March 31, 2014 compared to $9,467 for three months ended March 31, 2013. The increase is primarily due to increased consulting costs and interest expense.

Liquidity and Capital Resources

As of March 31, 2014, the Company had total assets of $10,055 consisting of $55 in cash, $2,000 in a stock investment for NewsBeat Social, Inc., and an $8,000 receivable from an investment entity.

The Company also had $518,221 in current liabilities consisting of $220,645 in obligations in excess of investment basis in controlled affiliate, $139,867 in accounts payable and accrued expenses, $151,309 in 12% convertible notes payable – secured – related party, and a stock investment payable of $6,400. Total liabilities as of March 31, 2014 were $518,221 compared to $448,926 at September 30, 2013.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the Company’s 100% interest in ISA Financial as of March 31, 2014. The net obligations in excess of our investment basis in ISAF amount to $220,645.

As of September 30, 2013, the Company had total assets of $39,600 consisting of $600 in cash, $2,000 stock investment, and $37,000 receivable from an investment entity. It had $448,926 in current liabilities consisting of $182,305 in obligations in excess of investment basis in our controlled entity, $135,283 in accounts payable and accrued expenses, $29,600 for an investment payable to a related party, and $101,739 in convertible notes payable to a related party.  Total liabilities as of September 30, 2013 were $448,926.

For the six months ended March 31, 2014, the Company raised $49,570 from demand notes payable from a related investor, compared to $66,178 from demand notes payable from a related investor for the fiscal year ended September 30, 2013. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $7,277 for the six months ended March 31, 2014 and $8,392 during the fiscal year ended September 30, 2013.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2014 of $10,367,824. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

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

The Company will continue to use its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.  There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating and investment losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2013, includes an explanatory paragraph concerning the Company's ability to continue as a going concern. Additionally, Footnote 2 of our financial statement of this Form 10-Q discusses current liquidity and going concern matters.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.37%, respectively of the Company's outstanding common stock at March 31, 2014. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

ITEM 4. CONTROLS AND PROCEDURES

4(a) Evaluation of Controls and Procedures

The management of ISA Internationale Inc., under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, has conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of disclosure controls and procedures (as defined as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company's disclosure controls and procedures were not effective.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended March 31, 2014, the Company was not a party to any lawsuit and legal proceeding.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2014.

ITEM 3. Defaults Upon Senior Securities

None during the quarter ended March 31, 2014.

ITEM 4. Mine Safety Disclosures

None during the quarter ended March 31, 2014.

ITEM 5. Other Information

None during the quarter ended March 31, 2014.

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

Section 1 Business and Operations

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

      Date: May 28, 2014