Form 10-Q
period 2014-06-30
ISA INTERNATIONALE INC
filed 2014-08-19
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2014

                    Commission File Number:  001-16423

                    -----------------------------------

                         ISA INTERNATIONALE INC.

            (Name of small business registrant in its charter)

        Delaware                                 41-1925647

(State of incorporation)            (I.R.S. Employer Identification No.)

                 2564 Rice Street, St. Paul, MN               55113

        (Mailing address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)   (651) 489-6941

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                Name of each exchange on which registered

-------------------                -----------------------------------------

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

On August 19, 2014, there were 48,874,912 shares of the Registrant's common stock, par value $.0001 per share.

On August 19, 2014, there were also convertible notes payable to a related party in the amount of $170,491 due and payable on demand and convertible at the option of the related party at a rate of $.0725 per share for 2,351,324 shares. The amount of these notes payable has increased by $68,752 since September 30, 2013.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statements of Assets and Liabilities                   5

        Schedule of Investments                                        6-7

        Condensed Statements of Changes in Net Liabilities               8

        Condensed Statements of Operations                               9

        Condensed Statements of Cash Flows                              10

        Statements of Financial Highlights                              11

        Notes to Condensed Financial Statements                      12-17

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    18-22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      23

ITEM 4. Controls and Procedures                                         24

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     25

ITEM 3. Defaults upon Senior Securities                                 25

ITEM 4. Mine Safety Disclosures                                         25

ITEM 5. Other Information                                               25

ITEM 6. Exhibits                                                        25

Signatures                                                              26

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30,2014, and its results of operations, changes in net liabilities, and cash flows for the nine month period ended June 30, 2014. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013 which was filed on January 14, 2014

.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILTIIES

                                                     June 30, 2014  September 30, 2013

                                                        (Unaudited)

                    ASSETS                              -------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Social, Inc. Stock          $      2,000      $    2,000

                                                          ------------        --------

Total Investments                                        2,000           2,000

  Cash                                                          4,785             600

  Receivable from investment entities                               -          37,000

                                                          ------------       ---------

  Total assets                                              $   6,785        $ 39,600

                                                          ============   ============

                LIABILITIES & NET LIABILITIES

  Obligations in excess of investment basis

    in controlled affiliate                               $   234,174       $ 182,305

  Accounts payable - trade and taxes                          154,881         135,283

  Accrued expenses payable to related party                        -           29,600

  Convertible notes payable - related party                   170,491         101,739

                                                         ------------       ---------

  Total liabilities                                           559,546         448,926

                                                         ------------       ---------

  Net liabilities                                          $ (552,761)    $  (409,326)

                                                          ============   ============

Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares authorized;

  50,124,912 shares issued and 48,874,912 shares outstanding at

     June 30, 2014 and at September 30, 2013                    5,013           5,013

   Additional paid-in capital                              10,392,145      10,392,145

   Treasury stock; 1,250,000 shares                          (537,500)       (537,500)

   Losses and distributions in excess of earnings         (10,412,419)    (10,268,984)

                                                           ------------     -----------

   Total net liabilities                                  $  (552,761)     $ (409,326)

                                                          ------------      ---------

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     June 30, 2014

                                       (Unaudited)

Equity Investments:

Company                Description     Percent     Cost of         Fair   Affiliation

                       of Business     Ownership   Investment      Value

Newsbeat Social, Inc.  Online news       2%       $ 2,000 (1)    $  2,000     No

                       broadcast                    ---------      ---------

      Total Investments                           $ 2,000        $  2,000

                                                   =========      =========

(1) At June 30, 2014 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $2,000.00 with no change in Fair Market Value incurred. All common shares held have been recorded as a securities asset. As noted in footnote 2, the Company has determined it could incur additional costs of approximately $30,000 for this investment in the future should Newsbeat decide to pursue a S-1 registration.

All common shares held have been recorded as an investment in Non-controlled securities asset.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

                                  September 30, 2013

Equity Investments:

Company               Description     Percent      Cost of        Fair   Affiliation

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

ISA INTERNATIONALE INC.

                    CONDENSED STATEMENTS OF CHANGES IN NET LIABILITIES

                                            Nine Months Ended  Nine Months Ended

                                             June 30, 2014       June 30, 2013

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (78,532)      $ (52,028)

Interest expense from operations                      (12,283)         (5,490)

Realized loss on controlled affiliate investment      (52,620)        (53,166)

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                    (143,435)       (110,684)

SHAREHOLDER ACTIVITY:

    Issuance of common stock                               --          38,000

                                                   ------------     ----------

NET INCREASE IN NET LIABILITIES                      (143,435)        (72,684)

NET LIABILITIES:

     Beginning of period                             (409,326)       (284,836)

                                                   ------------     ----------

     End of period                                   (552,761)       (357,520)

     Average net liabilities                      $  (481,043)     $ (321,178)

                                                     =========        =========

Ratios to average net liabilities:

     Net operating expenses                            (18.9)%          (17.9) %

     Net investment loss                               (10.9)%          (16.6) %

Ratios to shares outstanding

     Per share ratio expenses                          (0.16)%          (0.10) %

     Per share ratio net investment loss               (0.11)%          (0.10) %

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               Three Months   Three Months   Nine Months   Nine Months

                                  Ended          Ended          Ended         Ended

                            June 30, 2014   June 30, 2013   June 30, 2014  June 30, 2013

                              -------------  -------------  ------------  ------------

Consulting income:               $      --       $157,500    $      --    $ 157,500

Operating expenses:

   General and administrative        15,586        10,350       47,485       33,278

   General and administrative -

   (related party)                    9,547       160,250       31,047      176,250

                                  ---------      ---------   ---------     ---------

Total operating expenses             25,133       170,600       78,532      209,528

Operating loss                      (25,133)      (13,100)     (78,532)     (52,028)

Other expenses:

   Interest expense-related party    (5,007)       (2,367)     (12,283)      (5,490)

                                  ---------     ----------   ---------    ----------

Total other expenses                 (5,007)       (2,367)     (12,283)      (5,490)

Net loss from operations            (30,140)      (15,467)     (90,815)     (57,518)

Net Investments

  Net realized loss on controlled affiliate investment

  (14,455)      (17,216)     (52,620)     (53,166)

                                  ---------     ----------   ---------     ----------

Net increase in net liabilities

   from operations & investments    (44,595)      (32,683)    (143,435)    (110,684)

                                  ==========    ==========    ==========   ==========

Basic loss per share from

   Operations                       (0.0006)      (0.0003)     (0.0019)      (0.0012)

                                  ==========    ==========    ==========   ==========

Basic and diluted loss per share  $ (0.0009)      (0.0007)     (0.0029)    $ (0.0022)

                                  ==========    ==========    ==========    ==========

 Weighted average common

   Shares outstanding: Basic and

   Diluted                        48,874,912    48,574,912    48,874,912   48,574,912

                                  ==========    ==========    ==========   ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  ISA INTERNATIONALE INC.

                             CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                     Nine Months       Nine Months

                                                       Ended              Ended

                                                   June 30, 2014      June 30, 2013

                                                 ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities from operations      $ (143,435)       $  (110,684)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Non-cash consulting fees, related party                 27,500             22,000

  Consulting fees, others                                      -             24,000

  Deconsolidation effect of subsidiary, net               51,869             53,166

  Investment in Reality Corp                                   -             (1,000)

Changes in operating assets and liabilities:

  Decrease (increase)in Other receivables                 37,000           (102,500)

  Increase in Accounts payable                            19,599             81,649

  Decrease in Accrued expenses                           (29,600)                 -

                                                        ----------         ----------

     Cash used in operating activities                   (37,067)           (33,369)

Cash flows from financing activities:

  Proceeds from issuance of convertible debt–

     related party                                        41,252             28,247

                                                       ----------          ----------

  Cash provided by financing activities                   41,252             28,247

                                                       ----------          ----------

Net Increase (Decrease) in cash                            4,185             (5,122)

Cash and cash equivalents at beginning of period             600              5,232

                                                       ----------          ----------

Cash at end of period                                  $   4,785           $    110

                                                       =========           ========

Non-cash investing and financing transactions:

 Equity issued for cost of obtaining investment

   in Reality                                          $       -          $  46,000

 Effect of de-consolidating subsidiary and reporting

  Related net assets and liabilities as a BDC                  -            119,258

 Consulting fee paid with convertible debt increase       27,500             24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                  ISA INTERNATIONALE INC.

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                         Nine Months Ended

                                             June 30          For the Years Ended September 30,

                                               2014       2013       2012      2011       2010      2009

OPERATIONS:

Net investment loss from operations	(0.002)	(0.002)	(0.003)	(0.018)	(0.025)	(0.022)
Net realized loss on investments	(0.001)	(0.002)	-	-	-	-
Interest expense from operations	-	-	-	(0.001)	(0.001)	(0.004)
Other income	-	0.001	-	-	-	-
Net decrease in net assets from operations	(0.003)	(0.004)	(0.003)	(0.019)	(0.026)	(0.026)
Impairment expense	-	-	-	(0.006)	-	-
Net gain (loss) from settlements	-	-	0.002	(0.003)	-	-
Loss from discontinued operations	-	-	(0.002)	-	-	-

Net Loss	(0.003)	(0.004)	(0.004)	(0.028)	(0.026)	(0.026)

SHAREHOLDER ACTIVITY IN OPERATIONS
Issuance of common stock	-	0.001	0.002	-	-	-
Issuance of preferred stock ISAT & ISAC	-	-	-	0.013	0.025	0.038
Stock Dividend - preferred shareholders	-	-	-	(0.004)	(0.006)	(0.003)
Contributed capital by shareholders	-	-	0.001	0.005	-	0.001
NET INCREASE (DECREASE) IN NET ASSETS	(0.003)	(0.003)	(0.001)	(0.014)	(0.007)	0.010

NET ASSET VALUE, BEGINNING OF PERIOD	(0.008)	(0.006)	(0.005)	0.004	0.011	0.001

NET ASSET VALUE, END OF PERIOD	(0.011)	(0.008)	(0.006)	(0.011)	0.004	0.011

TOTAL AVG. NET ASSET VALUE RETURN (LOSS)	(29.82)%	(55.0)%	(63.7)%	(851.6)%	(354.8)%	(443.3)%

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

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a BDC. As a result, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced significant investment activities in fiscal 2013 and began reporting and accounting methodologies consistent with BDC requirements during the first quarter of fiscal 2013.

In the opinion of management, the condensed financial statements include all normal recurring adjustments necessary for fair presentation.

1.c) USE OF ESTIMATES

The preparation of the financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, such as the fair value of investment income and loss, and estimated obligations related to contractual commitments. Actual results could differ from those estimates.

1.d) RECENT ACCOUNTING PRONOUNCEMENTS

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

                Fair Value Measurements as of June 30, 2014:

                                              Level 1   Level 2    Level 3    Total

Assets

  Investment – NewsBeat Social, Inc.    $   -     $     -   $2,000   $ 2,000

                                                             ------   -------

Total Assets                                -           -   $2,000   $ 2,000

Roll-forward of level 3 financial instruments:

   Financial Instruments as of September 30, 2013                           $2,000

      Total as of June 30, 2014                                            $ 2,000

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

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at the approximate fair market value. Because obligations exceed the fair value of the investment in ISAF, we record this as a current liability of the Company at June 30, 2014 and September 30, 2013 in the amount of $234,174 and $182,305, respectively.

During the last fiscal year ended September 30, 2013, the Company made an investment in Reality Corp, a biomedical company, in the amount of $1,000 for the purchase of 10,000,000 of Reality common shares. This transaction was reported on a fair value basis at the original purchase price of $.0001 with no change in Fair Value incurred through June 30, 2013. The Company also capitalized to Investment assets- Reality Corp. a development cost expense to a related party for $12,000 worth of ISAT common stock.

During the quarter ended September 30, 2013 the Company decided to record the write-off of this investment of $13,000 in full as Reality does not provide any updates or news on Company developments and has not repaid the $500 for the return of the 5,000,000 shares as recorded in the termination agreement.

At June 30, 2014 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $2,000 since no other data has been made available to determine otherwise. No change in Fair Market Value assessment has occurred. All common shares held have been recorded as a noncurrent securities asset.

Note 2) CONTINGENT LIABILITIES

The Company has a contractual commitment with Newsbeat to assist them at their option to become a registered public corporation with the SEC. The Company has determined it could incur additional costs of approximately $30,000 should Newsbeat decide to pursue an S-1 registration. No contingent liability has been recorded in the financial statements, as this contingency is not deemed to be probable at this time.

Note 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,412,419 at June 30, 2014. The Company incurred a net increase in net liabilities resulting from operating activities of $143,435 for the nine month period ended June 30, 2014 compared to a net increase in net liabilities resulting from operating activities of $110,684 for the same period last year.

The Company received net loans totaling $68,752 from a related party during the nine month period ended June 30, 2014. These loans and cash advances have been recorded as a convertible notes payable to related party amounting to $170,491 at June 30, 2014.

As of June 30, 2014, the Company also has recorded a liability for obligations due in excess of net investments made in ISA Financial Services, Inc., an unconsolidated related party affiliate, in the amount of $234,174. These obligations will require payment by the Company in the future as it further commences BDC activities.

The Company's ability to continue as a going concern depends upon future gains on investments, and/or obtaining additional capital. There is no assurance that such capital will be available. These conditions raise substantial doubt about its ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4) STOCKHOLDER’S EQUITY:

Common Stock

The Company did not issue any additional common stock shares during the nine month period ending June 30, 2014. There are 48,874,912 in common stock shares outstanding at June 30, 2014.

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

During the nine months ended June 30, 2014, DCP provided the financing necessary to maintain operations by advancing net loans to the Company amounting to $68,752. None of these net advances were repaid except consulting fees in the amount of $27,500 were added to the loan. At June 30, 2014 the loans outstanding of $170,491 bear interest at the rate of 12% per annum and are also convertible at the option of the holder into 2,351,324 common shares of the Company at the conversion price of $.0725 per common share.

Note 6) - BUSINESS DEVELOPMENT CORPORATION

As of June 30, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a Business Development Company. As a result, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940. The Company will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

The Company has commenced providing management consulting services to assist American client companies in complying with the reporting requirements to the government, communicating with shareholders, customers and the public and the accessing of needed growth capital by becoming public corporations.

On June 2012, the Company consummated its first agreement with NewsBeat Social, Inc. an Oregon corporation, organized to provide social news content via social networking sites on the internet, such as Facebook. 2,000,000 shares of common stock shares of NewsBeat Social, Inc. was consummated on June 29, 2012. The total purchase price was approximately $2,000 and is not considered significant.

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

On June 3, 2013, the company entered into a financing and conditional registration agreement with Diesel TEK, Inc., a corporation under the state laws of Nevada focused on providing advanced technologies for improving air quality and efficiencies of diesel engines. Diesel TEK is seeking to raise funds through debt, equity, or a combination of the above in the amount of approximately $5,000,000 with further financing transactions to follow. The amended agreement with Diesel TEK valued at $67,500 has been paid in full.

On July 26, 2013, ISAT, entered into a Financing and Conditional Registration Agreement with Cancer Screening Centers, Inc., a corporation under the state laws of Delaware focused on establishing cancer screening centers that offer genomic sequencing, medical testing, as well as coronary artery MRI in the New York and New Jersey area. Cancer Screening Centers is seeking to raise funds through debt, equity, or a combination of the above (Financing Transaction) in the amount of approximately $7,000,000 with further Financing Transactions to follow. ISAT has collected final payment of the original consulting contract value of $60,000 on April 7, 2014. If during the term of the engagement, the Company consummates a Financing Transaction with the assistance of ISAT, or during the two years following the termination of the engagement, the Company will compensate ISAT in the amount of 7% of the consideration received.

The contracts provided for consulting fees to be paid to ISAT in the total amount of $227,500. All of these contract proceeds have been paid in full.

Note 7) RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended June 30, 2014, the Company received $19,182 in net loan advances from a related party. These advances and loans total $170,491 at June 30, 2014 including $27,500 in management fees to Doubletree Capital Partners, Inc. These notes payable are secured by a blanket collateral pledge of all of the Company’s assets and bear interest at the rate of 12% per annum. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 2,351,324 common shares at the rate of $0.0725 per share.

Note 8) SUBSEQUENT EVENTS

Management has reviewed the events of the Company from June 30, 2014 to the date of this report and determined no additional events require reporting thereon.

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

Company History and Overview

On June 29, 2012, the Company began the process of becoming a Business Development Company as it filed Form N54-A with the Securities and Exchange Commission. Further, The Company sold its in-house debt collection business operated by a subsidiary to ISAF to a related company owned by the Company’s President and another investor who is also an investor shareholder in the Company’s Management Company.

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

The Company commenced development of providing management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital

As a result, the Company considered itself to be operational as a Business Development Company as of October 1, 2012 and forward. ISAT plans to pursue strategic alternatives that may include the purchase of a business or acquisition by another entity, as well as the associated activities required of a Company involved in activities as a Business Development Corporation.

Results of Operations for the three months and nine months ended June 30, 2014 vs 2013.

Operating Expenses

Operating expenses include general and administrative expenses. General and administrative expenses were $25,133 and $78,532 for the three and nine month periods ended June 30, 2014, respectively.

General and administrative expenses were $170,600 and $209,528 for the three months and nine months ended June 30, 2013. The decrease in 2014 is due to contract consulting fee costs in 2013.

Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Interest expense for the three months and nine months ended June 30, 2014, respectively, totaled $5,007 and $12,283. Interest costs were $6,800 higher than the prior year for nine months.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total assets of $6,785 consisting of $4,785 in cash and $2,000 in an investment for NewsBeat Social, Inc.

The Company had $559,546 in liabilities consisting of $234,174 in obligations in excess of investment basis in controlled affiliate, $154,881 in accounts payable and accrued expenses and $170,491 in 12% convertible notes payable – secured – related party. Total liabilities as of June 30, 2014 were $559,546 compared to $448,926 at September 30, 2013.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the Company’s 100% interest in controlled affiliate. The net obligations in excess of our investment basis in ISAF amount to $234,174 at June 30, 2014.

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

For the nine months ended June 30, 2014, the Company raised $68,752 from demand notes payable from a related investor, compared to $66,178 from demand notes payable from a related investor for the fiscal year ended September 30, 2013. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $12,283 for the nine months ended June 30, 2014 and $8,392 during the fiscal year ended September 30, 2013.

The Company's current capital resources are not sufficient to support its development and operations. Additional capital will be necessary to support future growth of the Company as well as general and administrative and interest expenditures. The Company plans to continue its complete reorganization of financial affairs and obligations.

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

Impact of Inflation

The Company believes that inflation has not had any material effect on its development or operations since its inception in 1997. Furthermore, the Company has no way of knowing if inflation will have any material effect for the foreseeable future. The Company forecasts a more challenging economic environment for its operations in 2014 due to a recessionary economy that is slowly recovering but still has relatively high unemployment in the work force making it difficult for millions to meet their credit obligations.

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

There would be no assurance the Company would be successful in addressing the many risks and difficulties it could encounter and the failure to do so would continue to have a material adverse effect on the Company's business, prospects, financial condition and results of any operations it pursues or tries to develop, pending successful reorganization of its financial affairs. There can be no assurance that ISAT can find and attract new capital for any new business venture investments and if successful in finding sufficient capital, that it can successfully grow and manage the business or new business venture into a profitable and successful operation. No assurance can be given on any of these developments. The Company will continue to complete its financial reorganization, and to operate as a business development company.

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of June 30, 2014 of $10,412,419. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate sufficient investment income, achieve profitability, or have its future investment activity prove commercially successful.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.37%, respectively of the Company's outstanding common stock at June 30, 2014. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, the Company's disclosure controls and procedures were not effective.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended June 30, 2014, the Company was not a party to any lawsuit and legal proceeding.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2014.

ITEM 3. Defaults Upon Senior Securities

None during the quarter ended June 30, 2014.

ITEM 4. Mine Safety Disclosures

None during the quarter ended June 30, 2014.

ITEM 5. Other Information

None during the quarter ended June 30, 2014.

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

      Date: August 19, 2014