Form 10-K
period 2014-09-30
ISA INTERNATIONALE INC
filed 2015-01-13
CIK 1095133

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal year ended September 30, 2014

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

     Large accelerated filer   []    Accelerated filer         []

     Non-Accelerated filer    [X]    Smaller reporting company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X]

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant was approximately $59,854 as of December 29, 2014, the registrant’s most recently completed annual report based upon the average bid price of $.10 per share as reported on the OTC Bulletin Board Exchange.

As of January 13, 2015, the registrant had 50,994,649 shares of common stock issued and outstanding.

                             TABLE OF CONTENTS

                                                                        Page

                                  PART I

Item 1.  Business                                                          4

Item 1A. Risk Factors                                                      8

Item 1B. Unresolved Staff Comments (Not applicable)                       13

Item 2.  Properties                                                       15

Item 3.  Legal Proceedings                                                15

Item 4.  Mine Safety Disclosures                                          15

                                   PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, Issuer

         Purchases of Equity Securities                                   16

Item 6.  Selected Financial Data                                          21

Item 7.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                              21

Item 7A. Quantitative and Qualitative Disclosures About Market

         Risk                                                          22

Item 8.  Financial Statements and Supplementary Data                      22

           Index to Audited Financial Statements                          23

           Report of Independent Registered Public Accounting Firm        23

           Consolidated Financial Statements                           24-31

           Notes to Financial Statements                               32-39

Item 9.  Changes in and Disagreements with Accountants on Accounting

           and Financial Disclosure                                       40

Item 9A. Controls and Procedures                                          40

Item 9B. Other Information                                                40

                                   PART III

Item 10. Directors, Executive Officers, and Corporate Go                   41

Item 11. Executive Compensation                                            43

Item 12. Security Ownership of Certain Beneficial Owners and

         Management and Related Stockholder Matters                        43

Item 13. Certain Relationships and Related Transactions, and

         Director Independence                                             44

Item 14. Principal Accountant Fees and Services                            45

                                   PART IV

Item 15. Exhibits                                                          46

         Index to Exhibits, Form 10-K                                      46

         Signatures                                                        48

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

The Company and its Board of Directors has decided to become a Business Development Corporation and has accordingly filed Form N54-A with the Securities and Exchange Commission on June 29, 2012. The Company started operating as a Business Development Corporation (“BDC”) on October 1, 2012 and commenced accounting methodologies and reporting standards required for BDC’s on that date. See note 6 of the financial statements for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

1.) The Company commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company may be receiving shares from its various new clients for financial consulting work completed in the succeeding quarters going forward from October 1, 2013.

2.) In June 2012, the Company entered into its first agreement with News Beat Social, Inc., an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of common stock of News Beat, Inc. was consummated on June 29, 2012. On September 28, 2012, the Company did make the requested investment and accordingly received the purchased shares on February. A copy of that agreement was attached to the Form 10-Q filing as an exhibit at June 30, 2012.

3.) During the fiscal year ended September 30, 2013, the Company signed three additional contracts to provide consulting services generating Consulting Fee income of $227,500. The Company does not anticipate the generation of additional consulting services contracts on behalf of its existing clients nor new clients pending contracts under negotiation.

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

Item 1A.  RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

The Company has historically lost money. For the year ended September 30, 2014 the Company had an operating loss of $195,000 including our realized and unrealized gain (loss) from investments. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,463,983 at September 30, 2014. The net investment loss was $72,778 for the twelve month period ended September 30, 2014 compared to a net investment loss of $118,930 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern which depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

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

For the year ended September 30, 2014 the Company had no investment income and had operating expenses of $104,119. Consequently, the Company was required to issue shares of the Company's inventory of investment common stock to raise the funds necessary to pay ongoing expenses. Extinguishment of liabilities totaled $211,974 from the issuance of common stock in 2014, of which all liabilities extinguished were held by related party investors. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations:

Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The principal executive office of the Company is located at 2564 Rice St., St. Paul, MN 55113. The President of ISAT, rents office space to the Company for a monthly charge of $250.

Item 3.  LEGAL PROCEEDINGS

During the year ended September 30, 2014, the Company was not sued in or a plaintiff in any  legal matters.

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

FISCAL

YEAR    QUARTER                               HIGH BID LOW BID

2011    October 1 to December 31, 2010         $0.25    $0.05

2011    January 1 to March 31, 2011            $0.05    $0.05

2011    April 1 to June 30, 2011               $0.20    $0.05

2011    July 1 to September 30, 2011           $0.09    $0.08

2012    October 1 to December 31, 2011         $0.08    $0.07

2012    January 1 to March 31, 2012            $0.07    $0.05

2012    April 1 to June 30, 2012               $0.07    $0.05

2012    July 1 to September 30, 2012           $0.07    $0.07

2012    October 1 to December 31, 2012         $0.07    $0.05

2013    January 1 to March 31, 2013            $0.05    $0.07

2013    April 1 to June 30, 2013               $0.04    $0.04

2013    July 1 to September 30, 2013           $0.05    $0.04

2013    October 1 to December 31, 2013         $0.05    $0.25

2014    January 1 to March 31, 2014            $0.25    $0.35

2014    April 1 June 30, 2014                  $0.35    $0.20

2014    July 1 to September 30, 2014           $0.20    $0.10

Holders

As of January 14, 2015, there were 50,994,649 shares of common stock issued and outstanding, including 48,844,649 shares of common stock outstanding held by approximately 4 beneficial owners and approximately 338 registered holders of record of the Company's common stock.

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

The Company has not purchased any equity securities of the Company for the year ended September 30, 2014.

The Company declared dividends on its preferred stock for the fiscal year ended September 30, 2011 in the amount of $94,066. There were no dividends declared on its preferred stock during the fiscal years ended September 30, 2014, 2013, and 2012. Since September 30, 2007 the Company has declared dividends on its preferred stock totaling $357,831.

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

B.14 On September 30, 2014, the Company issued to Doubletree Capital Partners, Inc. 2,119,737 common stock shares of the Company in settlement of the payment of $211,974 in loans, advances, expenses reimbursements and interest due on the loans to September 30, 2014. In connection with the issuance, on September 29, 2014, the Company retired and reissued 1,250,000 shares of Treasury Stock. The remaining 869,737 common shares were issued from the Company’s remaining authorized shares.

As a result of the above issuances of common stock shares, the total issued and outstanding common shares of the parent Company as of September 30, 2014 total 50,994,649 common shares, $.0001 par value. There are no outstanding preferred shares at September 30, 2013.

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

During the fiscal year ended September 30, 2013, Doubletree Capital Partners made loans to the Company  in the amount of $66,178. Doubletree received no additional common stock shares but is entitled to receive 1,403,297 common shares upon conversion, at its discretion, for total loans 30, 2013 in the amount of $101,739.

During the fiscal year ended September 30, 2014, Doubletree Capital Partners made loans and expenses advances to the Company  in the amount of $40,637. Doubletree received on September 30, 2014, additional 2,119,737 common stock shares for all loans and related expenses including $61,102 of consulting fees, advances, accrued interest expense  through September 30, 2014 amounting to $211,974.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of September 30:

                            2014       2013        2012       2011       2010

                          -------------------------------------------------------

Total assets               $3,453    $ 39,600   $ 71,261   $ 116,251   $ 370,094

Total liabilities         197,011     448,926    356,097     356,674     281,060

Net assets               (193,558)   (409,326)  (284,836)   (240,423)     89,034

Net asset value per

  outstanding share        (0.004)     (0.008)    (0.006)     (0.010)      0.004

Common shares

  outstanding           50,994,649  48,874,912 47,624,912  23,999,612 23,999,612

Operating Data for the last five fiscal years ended September 30:

                            2014       2013        2012        2011       2010

                         ---------------------------------------------------------

Total investment loss     $(72,778) $(118,930)  $     -     $    -        $  -

Total Other Income             -       30,000         279     209,994     260,524

Total Interest Expense     (18,102)    (8,392)    (16,233)   (20,225)    (17,393)

Total Operating Expenses  (104,119)   (93,668)   (149,623)  (623,756)   (835,577)

Net loss from            -------------------------------------------------------

    Operations            (195,000)  (190,990)   (165,577)  (433,987)   (592,446)

Extraordinary Gains (Losses)    -         -        77,116    (75,611)          -          -

Impairment charges              -                           (135,000)

Loss from Discontinued

Operations                                        (78,790)      -          -

                         -------------------------------------------------------

Net loss                 (195,000)   (190,990)   (167,251)  (644,598)   (592,446)

Common Stock Dividends          $-   -       -          -          -          -

Note: ISA Internationale, Inc. began reporting as a business development corporation in 2013. Prior to 2013 it was a financial services corporation. 2013 and 2014 operations are not comparable to prior years.

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

Results of Operations for the Twelve Months ending September 30, 2014 as compared to the twelve months ending September 30, 2013

Sales and Gross Profit

The Company is in the process of changing its business plan of operation. The Company has not generated and sales and gross profit from any of its new operations as a Business Development Company, except for consulting contracts totaling $227,500 in the fiscal year ended September 30, 2013. There have been no new sales or income generated in the fiscal year ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $104,119 for the twelve months ended September 30, 2014, a decrease of $217,049 from the prior year of $321,168. These expenses for the fiscal year just ended were principally for office occupancy, telephone charges and office expenses of $22,587, management consulting fees of $40,000, and accounting expenses of $41,532.

The decrease from the fiscal year ended September 30, 2013 is due to no consulting contracts in fiscal 2014, and therefore no commissions or expenses. The President and management company’s (DCP) consulting fees for the year ended September 30, 2014 were a non-cash expense of $40,000 and the President did not draw any cash salary expense.

Other Income and Expenses

Interest expense for the year ended September 30, 2014 was 18,102 compared to $8,392 for the year ended September 30, 2013, an increase of $9,710.

Summary Comments on Income and Expenses

A net loss of $195,000 was recorded for the fiscal year ended September 30, 2014. The net loss for the fiscal year ended September 30, 2013 was $190,990.

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

Liquidity and Capital Resources

For the fiscal year ended September 30, 2014, the Company raised $70,235 from demand notes payable from related investors compared to $17,790 from demand notes payable from a related investor for the fiscal year ended September 30, 2013. The demand loans bear interest at the rate of 12% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $18,102 and $8,392 during the fiscal years ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had current assets of $1,453 consisting of cash. At the same time, the Company had $197,011 in current liabilities consisting of $142,592 in accounts payable and $54,419 in obligations due creditors in excess of investment basis.

As of September 30, 2013, the Company had current assets of $37,600 consisting of $600 in cash and receivables due from consulting contract clients in the amount of $37,000. At the same time, the Company had $448,926 in current liabilities consisting of $135,283 in accounts payable, $182,305 in obligations due creditors in excess of investment basis, accrued expenses of $29,600, and $101,739 in convertible notes payable – related party.

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

The Company is seeking additional sources of debt or equity financing other than additional convertible notes payable issued by a related party. Until new financing needs are solidified, the Company cannot provide assurances as to its future viability or its ability to prevent the possibility of filing a bankruptcy petition, either voluntary or involuntary, by any creditor of the Company. As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's Independent Registered Public Accounting Firm on the Company's financial statements for the twelve months ended September 30, 2014 and 2013 include explanatory notes raising substantial doubt about the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. None of this benefit has been realized in the accompanying financial statements as of September 30, 2014 or 2013. Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards in the event of a change in ownership of the Company which constitutes an "ownership change", as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

Accounts Payable and Notes Payable

The Company’s accounts payable increased by $7,309 for the year ended September 30, 2014 as compared to the prior fiscal year.

The Company's bank credit lines payable were paid in full. The Company has no other loans and notes payable as of September 30, 2014.

Going Concern Consideration

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of ISA Internationale, Inc. and the notes thereto and Report of Independent Registered Public Accounting Firm thereon required by this item are included herein indicated by the following index:

Index to Audited Financial Statements                               Page

Report of Independent Registered Public Accounting Firm---------------22

Statements of Assets and Liabilities as of

  September 30, 2014 and 2013-----------------------------------------23

Statements of Investments as of

  September 30, 2014 and 2013--------------------------------------24-25

Statements of Changes in Net Liabilities for the twelve months ended

  September 30, 2014 and 2013-----------------------------------------26

Statements of Operations for the twelve months ended

  September 30, 2014 and 2013-----------------------------------------27

Statements of Shareholders' Equity for the twelve months

ended September 30, 2014 and 2013 ------------------------------------28

Statements of Cash Flows for the twelve months ended

  September 30, 2014 and 2013 ----------------------------------------29

Statements of Financial Highlights -----------------------------------30

Notes to Financial Statements--------------------------------------31-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders
of ISA Internationale, Inc.

St. Paul, Minnesota

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of ISA Internationale, Inc. as of September 30, 2014 and 2013, and the related statements of changes in net liabilities, operations, shareholders’ equity, cash flows, and financial highlights for each of the years in the two year period ended September 30, 2014. ISA Internationale management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISA Internationale, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ISA Internationale will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at September 30, 2014, has incurred recurring losses and recurring negative cash flows from operating activities, and has a substantial accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/Boulay PLLP

Boulay PLLP

Minneapolis, Minnesota

January 13, 2015

                                ISA INTERNATIONALE INC.

                          STATEMENTS OF ASSETS AND LIABILITIES

                                                    Sept 30, 2014      Sept 30, 2013

ASSETS                                              --------------------------------

Investments:

  Non-controlled, non-affiliated investments

    Investment in Newsbeat Social, Inc. stock        $     2,000          $   2,000

                                                      ----------            --------

     Total investments                                     2,000              2,000

Cash

      1,453               600

Receivable from investment entities                            -             37,000

                                                       ---------         ----------

 Total assets                                         $    3,453         $   39,600

                                                      ==========         ==========

LIABILITIES AND NET LIABILITIES

  Obligations in excess of investment basis

    In controlled affiliates                          $  54,419           $ 182,305

  Accounts payable – trade, and taxes                   142,592             135,283

  Accrued expenses payable to related party                   -              29,600

  Convertible notes payable - related party                   -             101,739

                                                      ----------            --------

Total Liabilities                                       197,011             448,926

                                                       --------            --------

NET LIABILITIES                                        (193,558)           (409,326)

Net liabilities are comprised of:

Common stock, par value $.0001; 300,000,000 shares

  authorized; 50,994,649 shares issued and outstanding

  at September 30, 2014; 50,124,912 and 48,874,912 issued

  and outstanding, respectively at September 30, 2013      5,100              5,013

Additional paid-in capital                            10,265,325         10,392,145

Treasury stock: 1,250,000 shares at

   September 30, 2013                                          -           (537,500)

 Losses and distributions in excess of earnings      (10,463,983)       (10,268,984)

                                                     -----------         -----------

 Total Net Liabilities                                $ (193,558)        $ (409,326)

                                                      ===========        ===========

The accompanying notes are an integral part of these financial statements.

                                 ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

September 30, 2014

Equity Investments:

                         Description    Percent       Cost of     Fair Market

Type         Company     of Business   Ownership    Investment       Value  Affiliation

Common stock Newsbeat      News service   2%         $ 2,000  (1)    $  2,000      No

Social

application

      Total Investments                              $ 2,000         $  2,000

                                                    ========        =========

(1) At September 30, 2014, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. The Company has determined it could incur additional costs of approximately $30,000 for this investment in the future should Newsbeat decide to pursue an S-1 registration.

 The accompanying notes are an integral part of these financial statements.

                                      ISA INTERNATIONALE INC.

                                      SCHEDULE OF INVESTMENTS

September 30, 2013

Equity Investments:

                           Description    Percent      Cost of     Fair Market

Type             Business   Ownership    Investment    Value                     Affiliation

Common stock Newsbeat      News service       2%     $ 2,000(1)    $  2,000      No

Social

application

      Total Investments                               $2,000        $ 2,000

     =========       ========

(1) At September 30, 2013, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase price of $0.001 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset.

 The accompanying notes are an integral part of these financial statements.

ISA INTERNATIONALE INC.

                              STATEMENTS OF CHANGES IN NET LIABILITIES

                                            Twelve Months Ended  Twelve Months Ended

                                             September 30, 2014   September 30, 2013

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $ (104,119)       $  (93,668)

Realized loss on controlled affiliate investment     (72,778)         (118,930)

Interest expense from operations                     (18,102)           (8,392)

Other income (Expense)                                   -              30,000

                                                  ------------      ----------

Net decrease in assets resulting

  from operations                                   (195,000)         (190,990)

SHAREHOLDER ACTIVITY:

Issuance of Common Stock                              211,974           66,500

Liabilities converted into shares of

   Unconsolidated subsidiary                          198,794               -

                                                   ------------      ----------

NET INCREASE (DECREASE) IN NET LIABILITIES           (215,768)         124,490

NET LIABILITIES:

     Beginning of period                             (409,326)        (284,836)

                                                   ------------      ----------

     End of period                                   (193,558)        (409,326)

     Average net liabilities                        $(301,442)       $(347,081)

                                                     =========        =========

TOTAL NET ASSET VALUE RETURN                           (71.6)%           (35.9)%

Ratios to average net liabilities:

         Net loss from operations                      (34.5) %          (27.0)%

    The accompanying notes are an integral part of these financial statements.

                                     ISA INTERNATIONALE INC.

                                    STATEMENTS OF OPERATIONS

                                                   Twelve Months Ended     Twelve Months Ended

                                                    September 30, 2014      September 30, 2013

                                                    -------------------     ------------------

Operating revenue:

  Consulting income                                    $   -                      $   227,500

Operating expenses:

 General and administrative                                59,822                      44,668

 General and administrative-related party                  44,297                     276,500

                                                          ----------               -----------

     Operating expenses                                   104,119                     321,168

                                                         ----------               -----------

     Operating loss                                      (104,119)                    (93,668)

Other income (expense):

 Interest expense-related party                           (18,102)                     (8,392)

 Loss on Investments                                      (72,778)                   (118,930)

 Other income

                                                   -                      30,000

                                                        ----------                -----------

Net loss before income taxes                              (195,000)                  (190,990)

Income tax expense                                                -                         -

                                                         ----------                ----------

Net loss                                                $ (195,000)             $   (190,990)

                                                         ==========                ==========

Basic and diluted loss per share                        $  (0.0040)              $   (0.0040)

Weighted Average common shares outstanding:

Basic and diluted                                       48,880,719                 48,171,761

                                                       ===========                ===========

Dividends per share of common stock                           none                     none

The accompanying notes are an integral part of these financial statements.

                                                      ISA INTERNATIONALE INC.

                                                STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    SEPTEMBER 30, 2014 AND 2013

                                  Common Stock             Treasury    Additional

                                  Shares          Par       Stock      Paid-in         Accum

                                  Outstanding      Value    Value      Capital         Deficit        Total

Balance September 30, 2012       48,874,912       $ 4,888  $(537,500) $ 10,325,770    $ (10,077,994) $(284,836)

Issue common shares to related party

  for Consulting services          1,250,000      125                     66,375                         66,500

Net loss                                                                                  (190,990)    (190,990)

                                --------------------------------------------------------------------------------

Balance September 30, 2013         50,124,912   $ 5,013   $(537,500)   $10,392,145   $(10,268,984)    $(409,326)

DCP receives 2,119,737 shares for     869,737        87     537,500      (325,613)                      211,974

  loan balance per Directors action

  net of 1,250,000 treasury shares

  cancelled in connection with issuance

Liabilities converted into shares                                          198,794                      198,794

  On unconsolidated subsidiary

Net loss                                                                                  (195,000)    (195,000)

                                  -----------------------------------------------------------------------------

Balance September 30, 2014         50,994,649     $ 5,100   $0         $10,265,325    $(10,463,983)   $(193,558)

                                  ==============================================================================

The accompanying notes are an integral part of these financial statements.

                                   ISA INTERNATIONALE INC.

                                  STATEMENTS OF CASH FLOWS

                                             Twelve Months Ended   Twelve Months Ended

                                              September 30, 2014    September 30, 2013

                                               ------------------    -----------------

Cash flows from operations:

Net loss                                            $ (195,000)       $   (190,990)

Adjustments to reconcile net loss from operations

  to cash flow used in operating activities:

  Non-cash consulting fees, related party               40,000                46,000

  Consulting fees, others                                    -               45,500

  Deconsolidation effect of subsidiary, net             70,908               66,931

  Bad debt expense                                           -                   500

  Investment in Reality Corp                                 -               (1,000)

Changes in operating assets and liabilities:

  Receivables from investment entities                  37,000             (37,000)

  Increase (decrease) in Accounts payable                7,310                (351)

  Increase in Accrued expenses – related party         (29,600)               (400)

                                                     ----------          ----------

  Cash used in operations                              (69,382)             (70,810)

                                                     ----------          ----------

Cash flows from financing activities

Proceeds from issuance of convertible debt              70,235               66,178

  - related party

                                                     ----------          ----------

Cash provided by financing activities                   70,235               66,178

                                                     ----------          ----------

Net increase (decrease) in cash                            853              (4,632)

Cash, beginning of period                                  600               5,232

                                                     ----------          ----------

Cash, end of period                                     $1,453           $     600

                                                     ==========          ==========

Supplemental disclosure of cash flow information:

Cash paid for interest to related parties              $18,102              $ 8,392

Non-cash financing transactions:

  Liability incurred for investment purchase        $       -              $ 66,500

 Common stock issued to retire related party

  notes payable                                        211,974                   -

 Unconsolidated subsidiary liabilities converted

  Into subsidiary equity                               198,794                   -

The accompanying notes are an integral part of these financial statements.

                                                  ISA INTERNATIONALE INC.

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                                     For the Years Ended September 30,

                                               2014       2013       2012      2011       2010

OPERATIONS:

Net investment loss from operations	$(0.002)	$(0.002)	$(0.003)	$(0.018)	$(0.025)
Net realized loss on investments	(0.002)	(0.002)	-	-	-
Interest expense from operations	-	-	-	(0.001)	(0.001)
Other income	-	0.001	-	-	-
Net increase in net liabilities from operations	(0.004)	(0.004)	(0.003)	(0.019)	(0.026)
Impairment expense	-	-	-	(0.006)	-
Net gain (loss) from settlements	-	-	0.002	(0.003)	-
Loss from discontinued operations	-	-	(0.002)	-	-

Net (increase) decrease in net Liabilities from operations	(0.004)	(0.004)	(0.003)	(0.028)	(0.026)

SHAREHOLDER ACTIVITY:
Issuance of common stock	0.004	0.001	0.002	-	-
Issuance of preferred stock ISAT & ISAC, and other	0.004	-	-	0.013	0.025
Stock Dividend - preferred shareholders	-	-	-	(0.004)	(0.006)
Contributed capital by shareholders	-	-	0.001	0.005	-
NET (INCREASE) DECREASE IN NET LIABILITIES	0.004	(0.003)	(0.000)	(0.014)	(0.007)

NET ASSET (LIABILITY) VALUE, BEGINNING OF PERIOD	(0.008)	(0.005)	(0.005)	0.009	0.016

NET ASSET (LIABILITY) VALUE, END OF PERIOD	(0.004)	(0.008)	(0.005)	(0.005)	0.009

TOTAL AVG. NET ASSET VALUE RETURN (LOSS)	(64.7)%	(55.0)%	(63.7)%	(851.6)%	(354.8)%

The accompanying notes are an integral part of these unaudited condensed financial statements.

                               ISA INTERNATIONALE INC.

                            NOTES TO FINANCIAL STATEMENTS

                   TWELVE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

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

At the beginning of fiscal 2013, the Company began reporting as a BDC and the attached financial statements for the years ended September 30, 2014 and 2013 have been formatted in conformity with those of other BDC financial statements, including the BDC supplemental schedules, as required for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the year ended September 30, 2014 and its operating results, cash flows and changes in net assets for the year ended September 30, 2014 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. The results of September 30, 2014 are representative of the company as an operational company, prior to becoming an investment entity. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

1.f) LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. In fiscal years ended September 30, 2014 and 2013, all potentially issuable shares have been excluded from the calculation of loss per share, as their effect is anti-dilutive.

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

In addition to defining fair value, the disclosure requirements around fair value establish a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described as:

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

1.i) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

      Fair Value Measurements as of September 30, 2014:

                                           Level 1   Level 2    Level 3      Total

Assets

  Investment – NewsBeat Social, Inc.       $   -       $    -  $  2,000  $ 2,000

       Total Assets                                            $ 2,000   $ 2,000

     Fair Value Measurements as of September 30, 2013:

                                          Level 1   Level 2    Level 3      Total

Assets

   Investment – NewsBeat Social, Inc.     $    -      $    -   $ 2,000   $ 2,000

Total Assets                                             $ 2,000   $ 2,000

The following table is a reconciliation of changes in the net fair value of investments and financed receivables which are classified as level 3 in the hierarchy.

                                                       2014       2013

                                                     -------    -------

Beginning of fiscal year                              $2,000   $32,000

Purchases of Portfolios/Investments                       -     22,000

Write off of Investment, Reality Corp                     -    (22,000)

Write down Investment, Newsbeat Social, Inc.              -    (30,000)

                                                     -------- ----------

End of fiscal year                                    $2,000    $2,000

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

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at the approximate fair market value. Because obligations exceed the fair value of the investment in ISAF, we record this as a current liability of the Company at September 30, 2014 and 2013 in the amount of $54,419 and $182,305, respectively.

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

At September 30, 2014 there were 2,000,000 shares of Newsbeat held and reported on a fair value basis of $2,000. Newsbeat is an early stage company that has limited operational history. No audited financial statements or internal financial statements have been provided by Newsbeat to the Company upon which modeling techniques could be used. As such, the most relevant information upon which to base the fair market value is the most recent quantifiable transaction of Newsbeat stock, which is ISAI’s cash paid of $2,000.  No changes in fair market value assessment have occurred. All common shares held have been recorded as a noncurrent securities asset.

1.j) RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management and auditors have evaluated all recently issued accounting pronouncements through the filing date of these financial statements and has determined that these pronouncements will have no material impact on the financial statements of ISA Internationale, Inc.

1.k) CONTINGENT LIABILITIES

The Company had a contractual commitment with Newsbeat to assist them at their option to become a registered public corporation with the SEC. The Company has determined it could incur additional costs of approximately $30,000 should Newsbeat decide to pursue an S-1 registration. No contingent liability has been recorded in the financial statements, as this contingency is not deemed to be probable at this time.

(2.) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and as a result has an accumulated deficit of $10,463,983 at September 30, 2014. The net loss for the twelve month period ended September 30, 2014 was $195,000. Additionally, working capital represented a deficit of $195,558. These factors raised substantial doubt about the Company's ability to continue as a going concern.

The Company received loans and cash advances totaling $70,235 from a related party during the year ended September 30, 2014. These loans and cash advances had been recorded as a convertible note payable to the related party. On September 30, 2014, all loans and cash advances and other accrued expenses totaling $211,974 were converted to common stock of the Company at a price of $0.10 per share, a total of 2,119,737 shares.

The Company's ability to continue as a going concern depends upon future gains on investments, and/or obtaining additional capital. There is no assurance that such capital will be available. These conditions raise substantial about its ability to continue as a going concern.

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

(3.) INCOME TAXES

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

Tax Year ended September 30,                     2014           2013

                                              ---------      ---------

 Computed "expected" tax benefit                34.0%           34.0%

 State income tax, net of federal benefit        3.8%            3.8%

 Change in valuation allowance                 (37.8%)         (37.8%)

                                              ---------        -------

                                                  -%            -%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended September 30, 2014 and September 30, 2013 is presented below:

Tax Year ended September 30,                     2014         2013

                                             ---------      ---------

Deferred tax assets:

  Net operating loss carry forward         $ 3,070,000      2,875,000

                                            ----------      ---------

Total gross deferred tax assets              3,070,000      2,875,000

  Valuation allowance                       (3,070,000)    (2,875,000)

                                           -----------     ----------

Net deferred tax assets                    $        --     $     --

                                           ===========     ==========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a full valuation allowance against the gross deferred tax assets as of September 30, 2014 and 2013.

For the year ended September 30, 2014, the Company reported a net operating tax loss carry-forward of approximately $7,819,541. The federal net operating loss carry-forward begins to expire in the year 2017.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forward in the event of a change in ownership of the Company that constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carry-forward will be subject to the above limitations.

(4.) STOCK ISSUANCE

(4.a) COMMON STOCK

Preferred stock may be issued from time to time in one or more series. Each series is distinctly designated. All shares of any series of the preferred stock shall be alike in all rights to preference in liquidations, voting rights, dividends and other powers, qualifications, or restrictions.

During the fiscal year ended September 30, 2013 an additional 1,250,000 shares of common stock were issued to an officer of the Company for consulting and marketing services rendered in the area of new business development.

During the fiscal year ended September 30, 2014, an additional 2,119,737 shares of common stock were issued to a related party, Doubletree Capital Partners, Inc., in full payment of all loans, advances, unpaid consulting fees and unreimbursed expenses totaling $211,974, as payment in full at the rate of $.10 per common share.

As a result of these new issues of common shares, there are 50,994,649 in common stock shares outstanding at September 30, 2014.

During the years ended September 30, 2014 and 2013, there were no dividends declared or paid to the holders of the converted preferred shares and all common shares.

On September 29, 2014, all treasury stock shares were retired to the Company. There is no Treasury Stock as of September 30, 2014.

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

During the fiscal year ended September 30, 2014, DCP provided the financing in the amount of $70,235 necessary to maintain operations by advancing loans and advances to the Company. At September 30, 2014 the total of these loans and accrued management fees totaled $211,974. These loans outstanding of $211,974 bore interest at the rate of 12% per annum and were convertible at the option of the holder into common shares of the Company at a conversion price of $.0725 per common share.

On September 30, 2014, the loan converted, as agreed upon by the Company and DCP at a conversion price of $.10 per common share. As a result, a reduced amount of common shares were used to pay the loan in full. The Company issued 2,119,737 common shares, par value $.0001, shares were issued to pay the loan by the Company in full as of September 30, 2014.

Note 6 - BUSINESS DEVELOPMENT CORPORATION

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

In June, 2012, the Company entered into an agreement with NewsBeat Social, Inc, an Oregon corporation, a Company organized to provide social news content via the internet, such as Facebook, Inc. A commitment to purchase 2,000,000 shares of NewsBeat, Inc. was consummated on June 29, 2012. A copy of that agreement was filed with the SEC in a prior 10-Q as an exhibit. The total purchase price was approximately $2,000 and is not considered significant.

(7.) CREDIT LINES PAYABLE

For the year ended September 30, 2014 the Company did not use its bank line of credit accounts for financing.  The Company owed $0 and $0 in bank credit lines payable at the end of September 30, 2014 and 2013, respectively.

(8.) COMMITMENTS

There are no outstanding contractual agreements with a term over 1 year as of September 30, 2014. The Company rents its office facilities from the Company’s President at the rate of $250 per month on a month to month basis.

(9.) SUBSEQUENT EVENT

On December 31, 2014, ISA Financial Services, Inc. (The “Buyer”) (ISAF), a presently owned 100% unconsolidated investment subsidiary of ISA Internationale, (ISAT), a Business Development Company, enhancing investment opportunities for healthcare and technology based companies, entered into a Stock Purchase Agreement (“The Agreement”) with Doubletree Ranch Limited Partnership, an Alaska limited partnership, (“Seller”), wherein ISAF (the “Buyer”) acquires 100% of the issued and outstanding common shares of National Acceptance Corporation, a Minnesota Corporation, engaged in various investments in equities, bond investments and other real estate activities. National Acceptance receives 4,500,000 common shares of the subsidiary common stock authorized to be issued. The Company receives an investment in a Company whose assets approximate in excess of $4,500,000 and liabilities total approximately $2,000,000.

The ownership of the acquired company, National, is 100% owned by one of the principal investors of ISA Internationale, Inc. at December 31, 2014. There will be zero shares of the parent company issued as a part of this transaction. All shares to be issued to National will completed by the unconsolidated investment subsidiary, ISA Financial Services, Inc. for this transaction.

The ISAF Company will have the books and records of the acquired Company subject to a certified audit and the results filed accordingly within 60-70 days.

A copy of The Agreement was attached as an exhibit to the 8-K filing.

(10.) Quarterly Financial Data (Unaudited)

For the year ended September 30, 2014

                               First       Second       Third     Fourth

                              Quarter      Quarter     Quarter   Quarter

                           ----------------------------------------------

Investment income

-

-

-

-

Net investment loss          $(31,373)   $(22,025)   $(25,133)  $(25,588)

                              -------------------------------------------

Net (increase) decrease in

 Net liabilities from operations

            (53,584)    (45,256)     (44,595)   (51,565)

Net (increase) decrease in

 Net liabilities from operations

   Per common share.

     Basic                    (0.001)    (0.001)     (0.001)     (0.001)

     Diluted                  (0.001)    (0.001)     (0.001)     (0.001)

For the year ended September 30, 2013

                                First      Second     Third     Fourth

                               Quarter     Quarter   Quarter    Quarter

                           ---------------------------------------------

Investment income                --         --          --         --

Net investment loss         $(26,073)    $(9,467)   $(13,100)  $(45,028)

                             -----------------------------------------

Net increase (decrease) in

 Net assets from operations  (44,924)     (33,077)   (32,683)   (80,306)

Net increase (decrease) in

 Net assets from operations

   Per common share

     Basic                    (0.001)    (0.001)     (0.001)    (0.002)

     Diluted                  (0.001)    (0.001)     (0.001)    (0.002)

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

(b) Management's Report on Internal Control Over Financial Reporting

The management of ISA Internationale Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of, our Chief Executive Officer and Chief Financial Officer and effected by management and other personnel, our management and certifying officers conducted an evaluation as of the end of the period covered by this report, of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework 1992).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in internal control over financial reporting as of September 30, 2012 and have not been remediated as of September 30, 2014:

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

None

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the names of the directors and executive officers of the Company as of September 30, 2014, their ages, the year first elected as an executive officer and/or director of the Company, and employment history for the past five years.

Also set forth below are the changes to names of the directors and executive officers of the Company as of January 1, 2004 through September 30, 2014, their ages, the year first elected as an executive officer and/or director of the Company, and employment for the past five years.

Name              Positions with the Company               Age    Since

Bernard L. Brodkorb, President, Chief Executive Officer,

           Chief Financial Officer and Director

           Chairman of the Board of Directors [1]          72    January 2001

[1] (Note: Also served as Treasurer, Chief Financial Officer and Director from October 1997 to July 2000)

Boris L. Epshetyn   Vice-President of Business Development 32    October 2012

Steven E. Boynton   Outside Director                       53    November 2011

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

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

For the twelve months ended September 30, 2012 and 2011, noncash compensation was paid to executive officers or directors through the related party financial company Doubletree Capital Partners, Inc.

The following table sets forth information on the remuneration of our Chief Executive Officer and our Vice President of Business Development during any part of our last three fiscal years, including non-cash compensation.

                          SUMMARY EXECUTIVE AND DIRECTOR COMPENSATION

-----------------------------------------------------------------------------------------

                  ANNUAL COMPENSATION                                LONG TERM COMPENSATION

                                                           AWARDS               PAYOUTS

           FISCAL                      OTHER      RESTRICTED    SECURITIES

NAME AND    YEAR                       ANNUAL       STOCK       UNDERLYING    LTIP  ALL OTHER

PRINCIPAL   END                      COMPENSA       AWARD        OPTIONS     PAYOUTS   COMPENSA

POSITION   09-30    SALARY ($) BONUS ($)TION ($)    ($)           SARS ($)     ($)      TION($)

Bernard L.  2014       $ 0     $ -0- $ 40,000$      -$ -        $ -         $ -

Brodkorb (1)

Bernard L.  2013         0       -0-   46,000       -0-          -0-        -0-       -0-

Brodkorb (1)

Bernard L.  2012         0       -0-   35,000       -0-          -0-        -0-       -0-

Brodkorb (1)

President, CEO

Boris L. (2)2014           0       -0-

Epshyn      2013           0        0    66,500         0          0               $170,000

Vice-President

Directors   2014        -0-     -0-        -0-      -0-             -0-        -0-      -0-

Directors   2013        -0-     -0-        -0-      -0-             -0-        -0-      -0-

Directors   2012        -0-     -0-        -0-      -0-             -0-        -0-      -0-

(1) Compensation for Bernard L. Brodkorb and the management company (DCP) was recorded on the books of the Company as compensation for consulting $40,000, $46,000 and $35,000 for the fiscal years ended September 30, 2014, 2013 and September 30 2013, respectively. There was no cash compensation paid on consulting fees accrued for Brodkorb and the management company (DCP) for the either fiscal year ended September 30, 2014, 2013 and 2012. Compensation for their services is allocated to the management company or his accounting firm and is further converted to the issuance of convertible notes payable or shares by the Company during the year ended September 30, 2014 and 2013.

(2) Boris Epshetyn, Vice-President of Business Development received 1,250,000 shares of common stock of ISAT of $66,500 and compensation of $170,000 in consulting fees for new investment clients of ISAT in 2013.

Director Compensation

Directors received no new shares or other compensation for their services as directors for the three year period from October 1, 2010 through September 30, 2014.

No additional Director compensation has been authorized for services for the period from October 1, 2009 through September 30, 2014, and through the date of this 10-K report filing.

Stock-Based Compensation

During the fiscal year ended September 30, 2013, Boris Epshetyn received 1,250,000 shares of common stock of ISAT of $66,500.

As of September 30, 2014, all stock options had expired and are no longer outstanding. None of the stock options granted has ever been exercised.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2014 certain information regarding the beneficial ownership of shares of common stock of the Company by (1) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (2) each director of the Company, and (3) all directors and executive officers of the Company as a group. It does not include stock options, unissued convertible notes payable shares noted in the footnotes.

12-A. Security Ownership of Certain Beneficial Owners

Title      Name and Address           Amount and nature of      Percent of

of class   of Beneficial Owner        beneficial ownership        Class

-------------------------------------------------------------------------

Common   Doubletree Capital Partners, Inc.    47,067,661          92.30%

         2560 Rice St                            (1)(2)

         St. Paul, MN 55113

Common   Bernard L. Brodkorb                  48,250,448          94.62%

         2560 Rice St.                           (2)

         St. Paul, MN. 55113

Common   Boris L. Epshetyn                     1,250,000           2.45%

(1) Includes 21,428 common shares acquired in November, 2000. Includes 100% interest in 1,232,143 shares held by Doubletree Liquidation Corporation (DLC), an affiliated company to be used for the resolution of any contingent, non-contingent or real liabilities to creditors of a former subsidiary that may arise in the future. DCP also owns 17,810,000 common shares issued in exchange for 1,781,000 of Convertible Preferred Stock which at a conversion value of $0.10 would equal 17,810,000 shares of common stock issued on June 28, 2012.  DLC is the owner of ISA Acceptance Corporation that is the owner of 7,065,300 of common shares issued to ISAC at June 28, 2012. DLC owns 100% of the entity ISA Acceptance Corporation and these shares are included in the beneficial ownership interests presented above. DCP also received 2,119,737 in common shares on September 30, 2014 as payment in full of note and loans payable in the amount of $211,974.

(2) Includes a 100% beneficial interest in DCP, a 50% beneficial interest in DLC and its beneficial ownership, interests referred above, 8,929 common shares owned since 1998, 383,857 common shares issued in 2004, 790,000 shares issued in 2006, 50% interest in 9,700 shares issued in 2007 to DCP.

12-B. Security Ownership of Management

Title         Name of                 Amount and nature of       Percent of

of class   Beneficial Owner           beneficial ownership          Class

-------------------------------------------------------------------------------------

Common   Bernard L. Brodkorb,                48,250,448  (1,2)        94.62%

Common   Boris L. Epshetyn                    1,250,000                2.45

                                             ----------              -------

Directors and executive officers as a group  49,500,448               97.04%

12-C. Changes in control

There have not been any arrangements known to the registrant which may at a subsequent date result in a change in control of the registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the fiscal year ended September 30, 2013 the Company issued 1,250,000 common shares, par value $.0001, for consulting services rendered by Boris L. Epshetyn.

The total issued and outstanding common shares are 48,874,912, exclusive of the treasury share common stock of 1,250,000 as of September 30, 2013.

During the fiscal year ended September 30, 2014, the Company issued 2,119,737 common stock shares to Doubletree Capital Partners, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services for the audit of the Registrant's annual financial statements, and review of financial statements included in the Company's Form 10-K and 10-Q’s: $$27,134 in 2014 and $27,000 in 2013.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not under Audit Fees above: $0 in 2014 and 2013.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance and tax planning: $0 in 2014 and 2013.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services other than the services reported above: $0 in 2014 and 2013.

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

Item 15. EXHIBITS

(a)  LISTING OF EXHIBITS

The exhibits required to be a part of this report are listed in the Index toExhibits.

None

During the years ended September 30, 2014 and September 30, 2013, neither the Company nor anyone on its behalf has consulted with its Auditors with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Boulay concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

31.1 Rule 13a-14(a) Certification of Chief Executive Officer relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2014.

32.1  Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant's Annual report on Form 10-K for the year ended September 30, 2014.

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

ISA INTERNATIONALE INC.

/s/Bernard L. Brodkorb

By Bernard L. Brodkorb

President, Chief Executive Officer, and Director

January 13, 2015

/s/Steven E Boynton

By Steven E. Boynton

Director

January 13, 2015

End of Report