Form 10-Q
period 2014-12-31
ISA INTERNATIONALE INC
filed 2015-03-23
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2014

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

On March 20, 2015, there were 50,994,649 shares of the Registrant's common stock, par value $.0001 per share, issued and outstanding.

On March 20, 2015, there were also convertible notes payable to a related party in the amount of $17,505 due and payable on demand and convertible at the option of the related party at a rate of $.25 per share for 70,020 shares. The amount of these notes payable has increased by $17,505 since September 30, 2014.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS

        Condensed Statements of Assets and Liabilities                   5

        Schedule of Investments                                        6-7

        Condensed Statements of Changes in Net Liabilities               8

        Condensed Statements of Operations                               9

        Condensed Statements of Cash Flows                              10

        Statements of Financial Highlights                              11

        Notes to Condensed Financial Statements                      12-17

ITEM 2. Management's Discussion and Analysis of Financial Condition

        And Results of Operations                                    18-22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk      22

ITEM 4. Controls and Procedures                                         23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                               24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

ITEM 3. Defaults upon Senior Securities                                 24

ITEM 4. Mine Safety Disclosures                                         24

ITEM 5. Other Information                                               24

ITEM 6. Exhibits                                                        24

Signatures                                                              25

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2014, and its results of operations, changes in net liabilities, and cash flows for the three month period ended December 31, 2014. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2014 which was filed on January 9, 2015.

.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILTIIES

                                                  December 31, 2014   September 30, 2014

                                                     (Unaudited)

                                                  -----------------  ------------------

ASSETS

Investments:

Non-controlled, non-affiliated investments

Investment in Newsbeat Social, Inc. Stock               $      2,000         $   2,000

                                                        ------------      ------------

Total Investments                                       2,000             2,000

Cash                                                             237             1,453

                                                        ------------       -----------

       Total Assets                                      $     2,237         $   3,453

                                                        ============      ============

LIABILITIES AND NET LIABILITIES

Accounts payable - trade                                 $   154,592         $ 142,592

Obligations in excess of investment basis

in controlled affiliate                                       68,186            54,419

Convertible notes payable - related party                     17,505                 -

                                                         ------------       -----------

      Total Liabilities                                      240,283           197,011

                                                         ------------       -----------

Net Liabilities                                          $  (238,046)       $ (193,558)

ANALYSIS OF NET LIABILITIES

Common Stock, par value $.0001, 300,000,000 shares

authorized; 50,994,649 shares issued and outstanding

at December 31, 2014 and at September 30, 2014                 5,100             5,100

Additional paid-in capital                                10,265,325        10,265,325

Losses and distributions in excess of earnings           (10,508,471)      (10,463,983)

                                                        ------------       -----------

     TOTAL NET LIABILITIES                               $  (238,046)       $ (193,558)

                                                         ===========       ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

SCHEDULE OF INVESTMENTS

December 31, 2014

(Unaudited)

EQUITY INVESTMENTS:

Type            Company Description      Percent   Cost of    Fair Market   Affiliation

                    of Business         Ownership Investment     Value

Controlled, affiliated investments:

Common Stock    ISA Financial Services, Inc.

                          100%      N/A (1)     $(68,186)     Yes

         Investments in Equities

                and Bonds

Non-controlled, non-affiliated investment:

Common Stock    Newsbeat Social, Inc.        2%   $ 2,000 (2)     $  2,000          No

                News Service Application         -----------     -----------

Total Investments                                 $ 2,000         $(66,186)

                                                ============    ===========

(1)

 ISA Financial Services, Inc., a wholly-owned subsidiary of ISA International, Inc. acquired National Acceptance Corporation, a Company operating in investments in equities and bonds, on December 31, 2014. ISAT does have intentions of relinquishing ownership of the subsidiary in the next four to six months after an audit of National Acceptance Corporation is completed by our auditors and the acquisition is then completed. Relinquishment of this investment will be from ISA Financial Services, Inc. issuing a tax-free dividend considered to be from capital and not from present earnings of the Company, after the completion of the audit.

The Company estimates fair value of NAC’s net assets to be approximately $3,337,374, at the date of acquisition of December 31, 2014.  ISAF issued preferred stock in exchange in the amount of net assets acquired.

(2) At December 31, 2014 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase cost of $2,000 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. As noted in footnote 2, the Company has determined it could incur additional costs of approximately $30,000 for this investment in the future should Newsbeat decide to pursue a S-1 registration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 ISA INTERNATIONALE INC.

                                SCHEDULE OF INVESTMENTS

                                  September 30, 2014

EQUITY INVESTMENTS:

Type Company     Description      Percent        Cost of      Fair Market   Affiliation

                 of Business     Ownership     Investment        Value

Common Stock    ISA Financial Services, Inc.

                  100%             N/A (1)      $(54,419)   Yes

         Investments in Equities

                and Bonds

Non-controlled, non-affiliated investment:

Common Stock    Newsbeat Social, Inc.   2%      $ 2,000 (2)         $ 2,000       No

                News Service Application       -----------     -----------

Total Investments                               $ 2,000         $(52,419)

                                               ===========     ===========

   (1) At September 30, 2014, the Company held all of the common shares of ISA Financial Services, Inc. This unconsolidated wholly-owned subsidiary of the Company is reported on a fair value basis as a current liability of the Company.

(2) At September 30, 2014, there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase cost of $2,000 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset.

All common shares held have been recorded as a noncurrent securities asset. As noted in footnote 2, the Company has determined it could incur additional costs of approximately $30,000 for this investment in the future should Newsbeat decide to pursue a S-1 registration.

The accompanying notes are an integral part of these condensed financial statements.

                              ISA INTERNATIONALE INC.

                    CONDENSED STATEMENTS OF CHANGES IN NET LIABILITIES

                                            Three Months Ended     Three Months Ended

     December 31, 2014     December 31, 2013

                                                 (Unaudited)         (Unaudited)

                                              ---------------    -------------------

OPERATIONS:

Net loss from operations                             $ (30,438)          $  (34,733)

Interest expense from operations                          (283)                  -

Realized loss on controlled affiliate investment       (13,767)             (18,851)

                                                     ----------          ------------

Net increase in net liabilities resulting

  from operations                                      (44,488)             (53,584)

                                                     ----------          ------------

NET INCREASE IN NET LIABILITIES                       $(44,488)             (53,584)

NET LIABILITIES:

     Beginning of period                              (193,558)            (409,326)

                                                     ----------           ----------

     End of period                                    (238,046)            (462,910)

     Average net liabilities                         $(215,802)           $(436,118)

                                                     ==========          ===========

Ratios to average net liabilities:

NET LOSS FROM OPERATIONS                                (14.1%)               (8.0%)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                     Three Months    Three Months

                                                        Ended           Ended

                                                  December 31, 2014  Dec. 31, 2013

                                                  -----------------  -------------

Consulting income:                                  $      --        $      --

Operating expenses:

   General and administrative                           19,688              18,123

   General and administrative

   (related party)                                      10,750              13,250

                                                      ---------        -----------

Total operating expenses                                30,438             (31,373)

Operating loss                                         (30,438)            (31,373)

Other expenses:

   Interest expense-related party                         (283)             (3,360)

                                                       ---------       ------------

Loss on investments                                    (13,767)            (18,851)

                                                       ---------       ------------

Net Loss                                               (44,488)            (53,584)

                                                      ==========       ============

Basic and diluted loss per share                      $ (0.0009)         $ (0.0007)

                                                      ==========       ============

 Weighted average common shares outstanding:

   Basic and Diluted                                  50,994,649        48,874,912

                                                      ============     ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  ISA INTERNATIONALE INC.

                             CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

Three Months        Three Months

                                                         Ended               Ended

                                                  December 31, 2014    December 31, 2013

                                                  -----------------    -----------------

Cash flows from operating activities:

Net loss                                                 $(44,488)             $(53,584)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Non-cash consulting fees, related party                  10,000                12,500

  Deconsolidation effect of subsidiary, net                13,767               19,476

Changes in operating assets and liabilities:

  Decrease in other receivables                                 -                20,000

  Increase in accounts payable                             11,999                13,125

                                                         ----------            ----------

     Cash used in operating activities                     (8,722)               (4,483)

Cash flows from financing activities:

Proceeds from issuance of convertible debt–

     related party                                          7,505                 4,593

                                                         ----------            ----------

  Cash provided by financing activities                     7,505                 4,593

                                                         ----------            ----------

Net increase (decrease) in cash                            (1,216)                  110

Cash at beginning of period                                 1,453                   600

                                                         ----------            ----------

Cash at end of period                                    $    237             $     710

                                                         ==========            ==========

Non-cash investing and financing transactions:

Acquisition financed with issuance of subsidiary

preferred stock                                         $3,337,374             $       -

Total non-cash transactions                             $3,337,374             $       -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATINALE, INC.

STATEMENTS OF FINANCIAL HIGHLIGHTS

                                             Three Months Ended

                                                December 31           For the Fiscal Years Ended September 30,

                                                    2014               2014       2013        2012     2011

                                                (unaudited)

OPERATIONS:

Net investment loss from operations                    $ (0.0006)            $(0.002)     $(0.002)   $(0.003)  $(0.018)

Net realized loss on investments                         (0.0003)             (0.002)      (0.002)          -        -

Interest expense from operations                               -                   -            -           -    (0.001)

Other income                                                   -                   -            -           -        -

Net increase in net liabilities from operations          (0.0009)             (0.004)      (0.004)    (0.003)   (0.019)

Impairment expense                                             -                   -            -           -   (0.006)

Net gain (loss) from settlements                               -                   -           -        0.002   (0.003)

Loss from discontinued operations                              -                   -           -       (0.002)      -

Net increase in net liabilities from operations          (0.0009)             (0.004)      (0.004)     (0.003)  (0.028)

SHAREHOLDER ACTIVITY

   Issuance of common stock                                     -               0.004        0.001       0.002        -

   Issuance of preferred stock ISAT & ISAC                      -               0.004            -           -  0.0013

   Stock Dividend – preferred shareholders                      -                  -             -           -  (0.004)

   Contributed capital by shareholders                          -                  -             -       0.001   0.005

NET (INCREASE) DECREASE IN NET LIABILITIES               (0.0009)               0.004        0.003      (0.000) (0.014)

NET ASSET (LIABILITY) VALUE, BEGINNING OF PERIOD          (0.004)              (0.008)      (0.005)     (0.005)  0.009

NET (LIABILITY) VALUE, END OF PERIOD                      (0.005)              (0.004)      (0.008)     (0.005)  (0.005)

TOTAL AVERAGE NET ASSET VALUE RETURN (LOSS)                (20.6)%             (64.7)%      (55.0)%     (63.7)%  (851.6)%

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

These financial statements include the Company, ISA Internationale, Inc., but does not include the non-consolidated wholly owned subsidiary, ISA Financial Services, Inc. and its wholly owned subsidiary, National Acceptance Corp., except in the reflection of its investment or obligations in excess of investment on the statement of assets and liabilities, and the related loss in investment on the statement of operations, cash flows, and statement of changes in net assets (liabilities).

1.b) PRESENTATION

On June 28, 2012, the Company filed Form N-54A with the United States Securities Exchange Commission to become a BDC. As a result, it became a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act. The Company commenced investment activities in fiscal 2013 and began reporting and accounting methodologies consistent with BDC requirements during the first quarter of fiscal 2013.

The results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP are condensed or omitted pursuant to the rules and regulations of the SEC.

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

The carrying value of the Company's non-investment financial assets and liabilities which consist of cash, accounts payable, and convertible notes payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements of our financial instrument assets are presented in the following table:

Fair Value Measurements as of December 31, 2014:

                                              Level 1   Level 2    Level 3      Total

Assets

Investment – NewsBeat Social, Inc.    $   -     $     -       $2,000     $ 2,000

Liabilities

Investment – ISA Financial Services, Inc.                    (68,186)    (68,186)

  (Includes National Acceptance Corporation)

                                                             --------   ---------

Total Liabilities                                           $(66,186)   $(66,186)

Fair Value Measurements as of September 30, 2014:

                                                Level 1   Level 2    Level 3    Total

Assets

       Investment – NewsBeat Social, Inc.        $   -     $  -      $ 2,000    $ 2,000

       Total Assets                                                  $ 2,000    $ 2,000

Liabilities

Investment – ISA Financial Services, Inc.                   $(54,419)   (54,419)

                                                             --------   --------

Total Liabilities                                           $(52,419)  $(52,419)

The following table is a reconciliation of changes in the net fair value of investments and financed receivables which are classified as level 3 in the hierarchy.

                                                                 2015

                                                              ---------

As of September 30, 2014                                $(52,419)

Write down Investment, ISAF                              (13,767)

                                                       ----------

As of December 31, 2014                                 $(66,186)

Level 3 Fair Value Measurements

The Company’s assessment of fair value of investments is based on a third party market analyst, communication with management of investees, internal estimates, or a combination thereof. The unobservable input is the probability estimate of realizing an investment return.

ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs noted above. For investment securities, a significant increase (decrease) in the share value in a subsequent sale or repurchase of securities would result in a significantly higher (lower) fair value measurement. For contract for deed, change in the credit-worthiness of the counterparty would result in a significant change to the fair value measurement.

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at fair market value. We record the investment in ISAF as a current liability of the Company at December 31, 2014 and September 30, 2014 of $68,186 and $54,419, respectively.

At December 31, 2014 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis of $2,000. No change in Fair Market Value has occurred. All common shares held have been recorded as a noncurrent securities asset. Newsbeat is an early stage company that has limited operational history. No audited financial statements or internal financial statements have been provided by Newsbeat to the Company upon which modeling techniques could be used. As such, the most relevant information upon which to base the fair market value is the most recent verifiable transaction of Newsbeat stock.

At December 31, 2014, the investment in ISAF includes ISAF’s investment in, and consideration in exchange for NAC. The Company determined the $3,337,374 of NAC’s net assets and ISAF’s preferred stock issued considering the following assumptions: market interest rate of contract for deed, credit worthiness of counter party, and net realizable value of various working capital amounts.

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

Note 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $10,508,472 at December 31, 2014. The Company incurred a net increase in net liabilities resulting from operating loss activities of $44,488 for the three month period ended December 31, 2014 compared to a net increase in net liabilities resulting from operating activities of $53,584 for the same period last year.

The Company received net loans totaling $17,505 from a related party during the three month period ended December 31, 2014. The net loans do include a $10,000 management consulting fee for the period ended December 31, 2014. These loans and cash advances have been recorded as a convertible notes payable to related party December 31, 2014.

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

During the three months ended December 31, 2014, DCP provided the financing necessary to maintain operations by advancing net loans to the Company amounting to $17,505. None of these net advances were repaid. Consulting fees in the amount of $10,000 were added to the loan. At December 31, 2014 the loans outstanding of $17,505 bear interest at the rate of 6% per annum and are also convertible at the option of the holder into 70,020 common shares of the Company at the conversion price of $.25 per common share or a conversion price not less than the prevailing price of shares at date of conversion.

NOTE 5) RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During the quarter ended December 31, 2014, the Company received $17,505 in net loan advances from a related party. These advances and loans total $17,505 at December 31, 2014 and include $10,000 in consulting fees to Doubletree Capital Partners, Inc. This note payable is secured by a blanket collateral pledge of all of the Company’s assets and bears interest at the rate of 6% per annum. The convertible notes payable are due and payable on demand and convertible at the option of the related party into 70,020 common shares at the rate of $0.25 per common share or a conversion price not less than the prevailing price of shares at date of conversion.

Note 6) CONTROLLED AFFILIATED INVESTMENT SUBSIDIARY ACQUISITION

On December 30, 2014, ISA Financial Services Inc., a Controlled Affiliated Investment subsidiary purchased the 2,000 issued and all outstanding shares of common stock of National Acceptance Corporation, a Minnesota Corporation,  owned beneficially by a shareholder of the Company.

ISA Financial Services Inc. issued 4,500,000 $1.00 par preferred shares of non-voting stock in exchange for the seller’s outstanding stock(1). The fair value of net assets of National Acceptance Corporation is presented below in a condensed summary as of December 31, 2014:

    Assets:

        Current assets                       $  739,472

        Equipment                                48,202

        Contract for Deed Receivable          4,000,000

           Total Assets                                       $ 4,787,674

    Liabilities:

        Deferred income taxes payable         1,440,000

        Affiliate loans payable                  10,000

        Accounts payable                            300

           Total Liabilities                                  $1,450,300

    Net Assets:                                               $3,337,374

The books and records of the National Acceptance Corporation (NAC) will be subject to an independent audit. Any variance in the fair value of the assets acquired in the transaction will be adjusted accordingly upon the completion of the audit, projected to be April 2015. In connection with the acquisition of NAC, the Company is expected to pay $180,000 on an annual basis to its employee, the former owner, to manage the operations of NAC.

It is the intention of the Company, upon completion of the audit, to distribute the 15,182,860 common stock shares it owns as of December 31, 2014 to the shareholders of The Company.

(1)  The preferred shares can be redeemed by the holder or the Company after a period of five years from date of issuance. The preferred shares are recorded outside of permanent equity of ISAF and are carried at its issuance price of $3,337,374 on December 31, 2014. The preferred stock will be accreted to its redemption value of $4,500,000 during the next five years. The preferred shares are non-voting so the Company retains full control and ownership of ISAF.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Management has reviewed the events of the Company from December 31, 2014 to the date of this report and determined no additional events require reporting thereon.

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

Results of Operations for the three months ended December 31, 2014 vs. 2013.

Operating Expenses

Operating expenses include general and administrative expenses. General and administrative expenses were $30,438 for the three month period ended December 31, 2014.

General and administrative expenses were $31,375 for the three months ended December 31, 2013. The decrease in 2014 is due to reduced contract consulting fee costs compared to those in 2013.

Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. Interest expense for the three months ended December 31, 2014, totaled $283, $3,077 lower than the prior year for three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had total assets of $2,237 consisting of $237 in cash and $2,000 in an investment for NewsBeat Social, Inc.

The Company had $240,283 in liabilities consisting of $154,592 in accounts payable and accrued expenses, $17,505 in a 6% convertible notes payable – secured – related party and a controlled affiliated investment carried in excess of investment basis for $68,186 which results from the acquisition of National Acceptance Corporation by ISA Financial Services, Inc.

Total liabilities as of December 31, 2014 were $240,283 compared to $197,011 at September 30, 2014.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the Company’s 100% interest in controlled affiliate. The net obligations in excess of our investment basis in ISAF amount to $68,186 in excess net liabilities in excess of investment basis at September 30, 2014.

The acquisition of National Acceptance Corporation by the subsidiary, ISA Financial, Inc. at December 31, 2014, will not have any impact on the financial condition of ISA Internationale, Inc. assets and liabilities as presented.

As of September 30, 2014, the Company had total assets of $3,453 consisting of $1,453 in cash and $2,000 stock investment. It had $197,011 in current liabilities consisting of $54,419 in obligations in excess of investment basis in our controlled entity, $142,592 in accounts payable and accrued expenses.

For the three months ended December 31, 2014, the Company raised $17,505 from demand notes payable from a related investor, compared to $54,419 from demand notes payable from a related investor for the fiscal year ended September 30, 2014. The demand loans bear interest at the rate of 6% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $283 for the three months ended December 31, 2014 and $3,360 during the three months ended December 31, 2013.

ISAF acquired $3,337,374 in net assets but issued non-voting, redeemable preferred stock for a like amount. This acquisition had no effect on the net liability position of this equity investment.

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

As a result of the Company's history of operating losses and its need for significant additional capital, the reports of the Company's independent auditors on the Company's Form 10-K submission for the year ended September 30, 2014, should be read including explanatory paragraphs concerning the Company's ability to continue as a going concern.

Income Tax Benefit

The Company has an income tax benefit from net operating losses, which is available to offset any future operating profits. This benefit has not been recorded in the accompanying financial statements because of the uncertainty of future profits. The ability to utilize the net operating losses may be limited due to ownership changes.

Prior Business Ventures

With respect to the business strategy of developing and launching a multimedia home shopping network that occurred during the years from 1998 through 2000, ISAT had only a very limited operating history on which to base an evaluation of its business and prospects. The Board of Directors decided in December 2000 to sell the Shoptropolis subsidiary and cease development of the home shopping network. All efforts of the Company at the present time have been directed to a complete reorganization of all of its affairs. Therefore, the Company's prospects for new business ventures must be considered in light of the many risks, expenses and difficulties encountered frequently by companies in reorganization. Such major risks include, but are not limited to, an evolving business model and the overall effective management of future growth. To address the many startup risks and difficulties the Company has encountered, it must in the future have the ability to successfully execute any of its strategies that it may develop in any new business venture investments.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of December 31, 2014 of $10,508,472. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate sufficient investment income, achieve profitability, or have its future investment activity prove commercially successful.

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

The Company will continue to use its best efforts to help the Company resolve, consolidate, and reorganize the Company's present debt structure and contractual liabilities. There is no assurance the financial company will provide the Company any additional capital. Additional financing is contemplated by the Company, but such financing is not guaranteed and is contingent upon pending successful settlement of the Company's problems with various creditors.  There is no assurance the Company will be able to obtain additional capital and the necessary additional financing will be available when needed by the Company on terms acceptable to the Company. If the Company is unable to obtain financing sufficient to meet its operating and development needs, the Company will be unable to develop and implement a new business strategy or continue its operations.  As a result of the Company's history of operating and investment losses and need for significant additional capital, the Form 10-K reports of the Company and notes to consolidated financial statements for the fiscal year ended September 30, 2014, includes an explanatory paragraph concerning the Company's ability to continue as a going concern. Additionally, Footnote 3 of our financial statement of this Form 10-Q discusses current liquidity and going concern matters.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.37%, respectively of the Company's outstanding common stock at December 31, 2014. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company's disclosure controls and procedures were not effective.

4(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We reported on form 10-K as of September 30, 2014 that our internal control over financial reporting was not effective due to a material weakness in its internal control over financial reporting.

                         Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended December 31, 2014, the Company was not a party to any lawsuit and legal proceeding.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended December 31, 2014.

ITEM 3. Defaults Upon Senior Securities

None during the quarter ended December 31, 2014.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None during the quarter ended December 31, 2014.

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

      Date: March 20, 2015