Form 10-Q
period 2015-03-31
ISA INTERNATIONALE INC
filed 2015-08-05
CIK 1095133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2015

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

On August 4, 2015, there were 50,994,649 shares of the Registrant's common stock, par value $.0001 per share.

On August 4, 2015, there were also convertible notes payable to a related party in the amount of $21,145 due and payable on demand and convertible at the option of the related party at a rate of $.25 per share for 84,584 shares as of March 31, 2015. The amount of convertible notes payable has increased by $21,145 since September 30, 2014.

                            ISA INTERNATIONALE INC.

FORM 10-Q

                              TABLE OF CONTENTS

                                                                      Page

PART I. FINANCIAL INFORMATION                                            4

ITEM 1. FINANCIAL STATEMENTS (unaudited)

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

                        PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

These condensed financial statements have been prepared by ISA Internationale Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, and its results of operations, changes in net liabilities, and cash flows for the six month period ended March 31, 2015. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto as a part of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2014 which was filed on January 9, 2015.

ISA INTERNATIONALE INC.

CONDENSED STATEMENT OF ASSETS AND LIABILTIIES

                                                     March 31, 2015  September 30, 2014

                                                        (Unaudited)

                    ASSETS                           ----------------------------------

  Investments:

    Non-controlled, non-affiliated investments

      Investment in Newsbeat Social, Inc. Stock        $      2,000      $    2,000

                                                       ------------        --------

Total Investments                                      2,000           2,000

  Cash                                                          409           1,453

                                                       ------------       ---------

  Total assets                                         $      2,409       $   3,453

                                                       ============     ============

           LIABILITIES & NET LIABILITIES

  Accounts payable - trade and taxes                       152,697          142,592

  Obligations in excess of investment basis

    in controlled affiliate                           $    140,304        $  54,419

  Convertible notes payable – related party                 21,145                0

  Notes payable – related party                             20,000                0

                                                      ------------       -----------

  Total liabilities                                        334,146          197,011

                                                      ------------       -----------

  Net liabilities                                      $  (331,737)      $ (193,558)

                                                       ============     ============

  Net liabilities are comprised of:

  Common stock, $.0001 par value, 300,000,000 shares

  authorized; 50,994,649 shares issued and outstanding

     at March 31, 2015 and at September 30, 2014             5,100            5,100

   Additional paid-in capital                           10,265,325       10,265,325

   Losses and distributions in excess of earnings      (10,602,162)     (10,463,983)

                                                       ------------    ------------

 Total net liabilities                                 $  (331,737)    $   (193,558)

                                                       ============     ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

                                 SCHEDULE OF INVESTMENTS

                                     March 31, 2015

                                       (Unaudited)

EQUITY INVESTMENTS:

Type            Company Description      Percent   Cost of    Fair Market   Affiliation

                    of Business         Ownership Investment     Value

Controlled, affiliated investments:

Common Stock    ISA Financial Services, Inc.

                        100%      N/A(1)     $(140,304)       Yes

         Investments in Equities

                and Bonds

Non-controlled, non-affiliated investment:

Common Stock    Newsbeat Social, Inc.          2%   $2,000(2)       $2,000         No

                News Service Application           -----------   ---------

Total Investments                                   $2,000       $(138,304)

                                                   ===========   =========

(1)

 ISA Financial Services, Inc., a wholly-owned subsidiary of ISA Internationale, Inc. acquired National Acceptance Corporation, a Company operating in investments in equities and bonds, on December 31, 2014. ISAT does have intentions of relinquishing ownership of the subsidiary in the next several months after an audit of National Acceptance Corporation is completed by our auditors and the acquisition and spin-off is then completed. Relinquishment of the ISAF investment will be from ISA Financial Services, Inc. issuing a tax-free dividend considered to be from capital and not from present earnings of the Company, after the completion of the audit.

The Company estimates fair value of NAC’s net assets, prior to audit, to be approximately $3,337,374, at the date of acquisition of December 31, 2014. The fair value of NAC’s net assets as of March 31, 2015 has been computed to be $3,305,136. The reduction in the fair value is due to National Acceptance Corp. investment operation losses in investments and related operations.  ISAF issued $4,500,000 of preferred stock in exchange in the amount of net assets acquired. The ISAF subsidiary does carry the value of the ISAF preferred stock on an accreted basis as of March 31, 2015 at $3,395,505 increasing to earliest redemption value of $4,500,000, over five years from issuance. Each quarter into the future as the five year buyout provision occurs in 2019, the ISAF subsidiary will record a $58,131 increase in the carrying value of the preferred stock with a corresponding increase in the obligations in excess of investment basis in controlled affiliate. The disposition of the deferred income tax provision of $1,440,000 included as a part of the net assets acquired may have an effect on the transaction accretion adjustment included herein in the purchase transaction.

(2) At March 31, 2015 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis at the original purchase cost of $2,000 with no change in Fair Market Value incurred. All common shares held have been recorded as a noncurrent securities asset. As noted in footnote 2, the Company has determined it could incur additional costs of approximately $30,000 for this investment in the future should Newsbeat decide to pursue a S-1 registration and seek the assistance of ISAT in their registration process.

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

ISA INTERNATIONALE INC.

                    CONDENSED STATEMENTS OF CHANGES IN NET LIABILITIES

                                             Six Months Ended   Six Months Ended

                                               March 31, 2015     March 31, 2014

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                           $   (51,550)       $ (53,398)

Loss on investments                                    (85,885)         (38,165)

Interest expense, related party s                         (744)          (7,277)

                                                   ------------       ----------

Net decrease in assets resulting

  from operations                                     (138,179)         (98,840)

SHAREHOLDER ACTIVITY:

    Issuance of common stock                                --               --

                                                   ------------      ----------

NET INCREASE IN NET LIABILITIES                       (138,179)         (98,840)

NET LIABILITIES:

     Beginning of period                              (193,558)        (409,326)

                                                   ------------      ----------

     End of period                                    (331,737)        (508,166)

     Average net liabilities                       $  (262,647)      $ (458,746)

                                                   ============      ===========

Ratios to average net liabilities:

     Net operating expenses                             (19.91)%         (13.3)%

     Net investment loss                                (32.70)%          (8.3)%

     Per share ratio expenses                            (0.29)%         (0.22)%

     Per share ratio net investment loss                 (0.18)%         (0.08)%

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISA INTERNATIONALE INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               Three Months   Three Months   Six Months    Six Months

                                  Ended          Ended          Ended         Ended

                             March 31, 2015  March 31, 2014 March 31, 2015 March 31, 2014

                              -------------  -------------  ------------  --------------

Consulting income:               $      --       $     --      $     --        $     --

Operating expenses:

   General and administrative         10,362        13,775         30,050         31,898

   General and administrative

   (related party)                    10,750         8,250         21,500         21,500

                                   ---------      ---------     ---------      ---------

Total operating expenses              21,112        22,025         51,550         53,398

Net loss from operations             (21,112)      (22,025)       (51,550)       (53,398)

Other expenses:

   Interest expense-related party       (461)       (3,917)          (744)        (7,277)

                                   ---------     ----------      ---------     ----------

Loss on investments                  (72,117)      (19,314)       (85,885)       (38,165)

                                    ---------     ----------     ---------     ----------

Net loss                             (93,691)      (45,256)      (138,179)       (98,840)

                                    ==========    ==========     =========     ==========

Basic and diluted loss per share   $ (0.0018)      (0.0009)       (0.0027)     $ (0.0020)

                                   ==========    ==========      ==========    ==========

Weighted average common shares

 outstanding: Basic and Diluted    50,994,649    48,874,912     50,994,649     48,874,912

                                   ==========    ==========     ==========     ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             ISA INTERNATIONALE INC.

                        CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     Six Months        Six Months

                                                       Ended              Ended

                                                   March 31, 2015     March 31, 2014

                                                  ----------------   ----------------

Cash flows from operating activities:

 Net increase in net liabilities from operations       $(138,179)         $ (98,840)

Adjustments to reconcile net loss from operations

    to cash flow used in operating activities:

  Loss from investment                                    85,885             38,340

  Non-cash consulting fees, related party                 20,000             20,000

Changes in operating assets and liabilities:

  Decrease in Other receivables                                -             29,000

  Increase in Accounts payable                            10,105              4,585

  Decrease in Accrued expenses                                 -            (23,200)

                                                        ----------         ----------

     Cash used in operating activities                   (22,189)           (30,115)

Cash flows from financing activities:

  Proceeds from issuance of convertible debt–

     related party                                        21,145             29,570

                                                       ----------          ----------

  Cash provided by financing activities                   21,145             29,570

                                                       ----------          ----------

Decrease in cash                                          (1,044)              (545)

Cash and cash equivalents at beginning of period           1,453                600

                                                       ----------          ----------

Cash at end of period                                  $     409            $    55

                                                       ==========          ==========

Interest paid                                          $       -            $     -

                                                       ==========          ==========

Non-cash investing and financing transactions:

Consulting fee paid with notes payable - related party     20,000             20,000

                                                       ----------          ----------

      Total non-cash transactions                      $   20,000           $ 20,000

                                                       ==========          ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                            ISA INTERNATIONALE INC.

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                       Six Months Ended

                                           March 31       For the Fiscal Years Ended September 30,

                                             2015         2014       2013      2012       2011

OPERATIONS:

Net investment loss from operations	(0.001)	(0.002)	(0.002)	(0.003)	(0.018)
Net realized loss on investments	(0.0017)	(0.002)	(0.002)	-	-
Interest expense from operations	-	-	-	-	(0.001)
Other income	-	-	0.001	-	-
Net increase in net liabilities from operations	(0.0027)	(0.004)	(0.004)	(0.003)	(0.019)
Impairment expense	-	-	-	-	(0.006)
Net gain (loss) from settlements	-	-	-	0.002	0.003
Loss from discontinued operations	-	-	-	(0.002)	-

Net Loss	(0.0027)	(0.004)	(0.004)	(0.003)	(0.028)

SHAREHOLDER ACTIVITY IN OPERATIONS
Issuance of common stock	-	0.004	0.001	0.002	-
Issuance of preferred stock ISAT & ISAC	-	0.004	-	-	0.013
Stock Dividend - preferred shareholders	-	-	-	-	(0.004)
Contributed capital by shareholders	-	-	-	0.001	0.005
NET (INCREASE) DECREASE IN NET LIABILITIES	(0.0027)	(0.004)	(0.003)	(0.000)	(0.014)

NET ASSET (LIABILITY) VALUE, BEGINNING OF PERIOD	(0.0038)	(0.008)	(0.005)	(0.005)	0.009

NET ASSET (LIABILITY) VALUE, END OF PERIOD	(0.0065)	(0.004)	(0.008)	(0.005)	(0.005)

TOTAL AVG. NET ASSET VALUE RETURN (LOSS)	(52.6)%	(64.7)%	(55.0)%	(63.7)%	(851.6)%

The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ISA INTERNATIONALE INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1) NATURE OF BUSINESS AND SIGNIFICANT EVENTS

1.a) NATURE OF BUSINESS

ISA Internationale, Inc. ("ISAT" or the “Company”) formerly was a financial services company specializing in debt collections for third party clients and our own portfolios of distressed debt receivables. The Company and its Board of Directors decided to become a Business Development Company on June 29, 2012, and determined it will operate as a business development company (BDC) effective October 1, 2012. See note 6 for an explanation of the Company’s future plans and direction following a revised and new business plan of operations.

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

The results for the three and six month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP are condensed or omitted pursuant to the rules and regulations of the SEC.

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

1.f) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements as of March 31, 2015

                                              Level 1   Level 2     Level 3      Total

Assets

Investment – NewsBeat Social, Inc.    $   -     $     -       $2,000     $ 2,000

Liabilities

Investment – ISA Financial Services, Inc.                   (140,304)   (140,304)

  (Includes National Acceptance Corporation)

                                                             --------   ---------

Total Liabilities                                          $(138,304)  $(138,304)

Fair value measurements of our financial instrument assets are presented in the following table:

Fair Value Measurements as of September 30, 2014:

                                                Level 1   Level 2     Level 3    Total

Assets

      Investment – NewsBeat Social, Inc.        $    -     $  -      $ 2,000    $ 2,000

                                                              --------   --------

      Total Assets                                                   $ 2,000    $ 2,000

Liabilities

Investment – ISA Financial Services, Inc.                     $(54,419)  (54,419)

                                                             --------   --------

Total Liabilities                                             $(52,419) $(52,419)

The following table is a reconciliation of changes in the net fair value of investments which are classified as level 3 in the hierarchy.

As of September 30, 2014                                      $(52,419)

Net Investment Losses, ISAF                                    (85,885)

                                                             ----------

As of March 31, 2015                                         $(138,304)

The Company continues to attempt to obtain information on activity of Newsbeat Social, Inc., who is not cooperating with the Company. There is a dispute over the Company’s ownership in Newsbeat, which the Company disagrees with.

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

On October 1, 2012, the Company began reporting as a business development company (BDC). As such, we no longer consolidate our wholly owned subsidiary, ISAF, in accordance with Article 6.03 of Regulation S-X. Instead, we show our 100% investment at fair market value. We record the investment in ISAF as a liability of the Company at March 31, 2015 and September 30, 2014 of $140,304 and $54,419, respectively.

At March 31, 2015 there were 2,000,000 of Newsbeat shares held and reported on a fair value basis of $2,000. No change in Fair Market Value has occurred. All common shares held have been recorded as a noncurrent securities asset. Newsbeat is an early stage company that has limited operational history. No audited financial statements or internal financial statements have been provided by Newsbeat to the Company upon which modeling techniques could be used. As such, the most relevant information upon which to base the fair market value is the most recent verifiable transaction of Newsbeat stock.

At December 31, 2014, the investment in ISAF includes ISAF’s investment in, and consideration in exchange for NAC. The Company determined the $3,337,374 of NAC’s net assets and ISAF’s preferred stock issued considering the following assumptions: market interest rate of contract for deed, credit worthiness of counter party, and net realizable value of various working capital amounts.

At March 31, 2015, the investment in ISAF includes ISAF’s investment in, and consideration in exchange for NAC. The Company determined the $3,395,305 of NAC’s net assets considering the following assumptions: market interest rate of contract for deed, credit worthiness of counter party, and net realizable value of various working capital amounts.

No purchases, sales, or adjustments to Level 3 assets have been recorded during the six months ended March 31, 2015.

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

Note 3) LIQUIDITY AND GOING CONCERN MATTERS

The Company has incurred losses since its inception and, as a result, has  losses and distributions in excess of earnings of $10,602,162 at March 31, 2015. The Company incurred a net increase in net liabilities resulting from operating activities of $138,179 for the six month period ended March 31, 2015 compared to a net increase in net liabilities resulting from operating activities of $98,840 for the same period last year.

The Company received cash advances totaling $21,145 from a related party during the six month period ended March 31, 2015. These loans and cash advances have been recorded as a convertible note payable to the related party and not treated as additional contributed capital to the Company’s paid in capital.

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

During the six months ended March 31, 2015, DCP provided the financing necessary to maintain operations by advancing net loans to the Company amounting to $41,145 ($21,145 in cash). None of these net advances were repaid. At March 31, 2015 the convertible loans outstanding of $21,145 bear interest at the rate of 6% per annum and are also convertible at the option of the holder into 84,584 common shares of the Company at the conversion price of $.25 per common share or a conversion price not less than the prevailing price of shares at date of conversion. Consulting fees for related party services in the amount of $20,000 were added to a note payable to a related party. The Company cannot issue common shares on related party services rendered to the company due to their status as a Business Development Corporation.

Note 5) STOCKHOLDER’S EQUITY:

Common Stock

The Company did not issue any additional common stock shares during the six month period ending March 31, 2015. There are 50,994,649 in common stock shares outstanding at March 31, 2015.

Note 6) CONTROLLED AFFILIATED INVESTMENT SUBSIDIARY ACQUISITION

On December 30, 2014, ISA Financial Services Inc., a Controlled Affiliated Investment subsidiary purchased the 2,000 issued and all outstanding shares of common stock of National Acceptance Corporation, a Minnesota Corporation,  owned beneficially by a shareholder of the Company.

ISA Financial Services, Inc. issued 4,500,000 $1.00 par value preferred shares of non-voting stock in exchange for the seller’s outstanding stock(1). The fair value of net assets of National Acceptance Corporation is presented below in a condensed summary as of December 31, 2014:

December 31, 2014
Assets:
Current assets	$739,472
Equipment	48,202
Contract for Deed Receivable	4,000,000
Total Assets	$4,787,674

Liabilities:
Deferred income taxes payable	$1,440,000
Affiliate loans payable	10,000
Accounts payable	300
Total Liabilities	$1,450,300

Net Assets:	$3,337,374

The books and records of the National Acceptance Corporation (NAC) will be subject to an independent audit. Any variance in the fair value of the assets acquired in the transaction will be adjusted accordingly upon the completion of the audit, projected to be in August, 2015. In connection with the acquisition of NAC, the Company is expected to pay $180,000 on an annual basis to its employee, the former owner, to manage the operations of NAC. During the quarter ending March 31, 2015, the company incurred $48,000 in compensation costs related to this agreement.

It is the intention of the Company, upon completion of the audit, to distribute the 15,182,860 common stock shares it owns as of December 31, 2014 to the shareholders of The Company.

(1)  The preferred shares can be redeemed by the holder or the Company after a period of five years from date of issuance. The preferred shares are recorded outside of permanent equity of ISAF and are valued at redemption value of $3,395,505 and $3,337,374 at March 31, 2015 and December 31, 2014, respectively. An accretion offset charge of $58,131 to paid in capital of ISAF was recorded at March 31, 2015. The preferred shares are non-voting so the Company retains full control and ownership of ISAF.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Management has reviewed the events of the Company from March 31, 2015 to the date of this report and determined no additional events require reporting thereon.

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

Results of Operations for the six months ended March 31, 2015 and 2014.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative ex-penses were $51,550 for the six months ended March 31, 2015 compared to $53,398 for six months ended March 31, 2014. The decrease is primarily due to decreased operating costs.

Interest expense for the six months ended March 31, 2015 totaled $744 compared to $7,277 for the six month period ended March 31, 2014.

Results of Operations for the three months ended March 31, 2015 and 2014.

Operating Expenses

Operating expenses include general and administrative expenses. Other expenses include interest expenses related to short term financing notes, convertible debenture notes and convertible notes payable. General and administrative expenses were $21,112 for the three months ended March 31, 2015 compared to $22,025 for three months ended March 31, 2014. The decrease is primarily due to decreased interest expense.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total assets of $2,409 consisting of $409 in cash and $2,000 in a stock investment for NewsBeat Social, Inc.

The Company also had $334,146 in liabilities consisting of $140,304 in obligations in excess of investment basis in controlled affiliate, $152,697 in accounts payable and accrued expenses, $41,145 in 6% secured  notes payable –related party. Total liabilities as of March 31, 2015 were $334,146 compared to $197,011 at September 30, 2014.

Certain assets and liabilities related to ISA Financial are no longer consolidated with the Company as of October 1, 2012. Instead, they are presented net as the approximate fair value of the Company’s 100% interest in ISA Financial as of March 31, 2015. The net obligations in excess of our investment basis in ISAF amount to $140,304 at March 31, 2015.

As of September 30, 2014, the Company had total assets of $3,453 consisting of $1,453 in cash and $2,000 stock investment. It had $197,011 in liabilities consisting of $54,419 in obligations in excess of investment basis in our controlled entity, $142,592 in accounts payable and accrued expenses.

For the six months ended March 31, 2015, the Company raised $41,145 from demand notes payable from a related investor, compared to $54,419 from demand notes payable from a related investor for the fiscal year ended September 30, 2014. The demand loans bear interest at the rate of 6% per annum and are collateralized by all the assets of the Company. These secured demand notes accrued interest in the amount of $744 for the six months ended March 31, 2015 and $7,277 during the six month period ended March 31, 2014.

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

History of Losses and Anticipated Further Losses

The Company has generated only limited revenues to date and has an accumulated deficit as of March 31, 2015 of $10,602,162. Further, the Company expects to continue to incur investment losses until it generates investment income. There can be no assurance the Company will ever generate investment income or that it will achieve profitability or that its future investment activity will prove commercially successful.

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

Control By Existing Management

Three principal shareholders, Doubletree Capital Partners, Inc. (DCP), Doubletree Liquidation Corporation and Bernard L. Brodkorb, beneficially own approximately 93.37%, respectively of the Company's outstanding common stock at March 31, 2015. DCP's and Mr. Brodkorb's beneficial ownership includes common stock that can be converted from preferred stock owned by the one principal shareholder as well as similar conversion of convertible loans and related interest due. Brodkorb is a 50% owner of DCP and his beneficial shares represented 100% of DCP's interest. DCP and Brodkorb accordingly have complete control of the business and future development, including the ability to manage all operations, establish all corporate policies, appoint future executive officers, determine management salaries and other compensation, and elect all members of the Board of Directors of ISAT.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company's disclosure controls and procedures were not effective.

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

                        Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended March 31, 2015, the Company was not a party to any lawsuit and legal proceeding.

The Company has reviewed pending litigation and determined that none would have a material impact on the financial condition of the Company and the results reported. The Company has strict policies and procedures in place designed to prevent any unlawful or unethical practices by its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2015.

ITEM 3. Defaults Upon Senior Securities

None during the quarter ended March 31, 2015.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None during the quarter ended March 31, 2015.

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

      Date: August 5, 2015