Form 10-K
period 2015-09-30
ISA INTERNATIONALE INC
filed 2019-02-12
CIK 1095133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


OMB Number: 3235-0058
FORM 12b-25

SEC FILE NUMBER:001-16423
CUSIP NUMBER:450083 10 0

NOTIFICATION OF LATE FILING

[X] Form 10-K [ ] Form 20-F[ ] Form 11-K [X] Form 10-K

For Period Ended: September 30, 2018

[X] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION

Full Name of Registrant:ISA INTERNATIONALE INC.
Former Name if Applicable: none

2564 RICE STREET
Address of Principal Executive Office (Street and Number):

ST. PAUL,MN 55113
City, State and Zip Code:

Telephone number:(651) 489-6941

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)
[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.
[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and [ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K,10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

The Company needs additional time beyond December 30, 2018 to complete their assembly and review of the Company's records.
Due to these recent events,the Registrant requests an extension of time to file its Form 10-K, as it could not complete the filing of its Form 10-K on or before the prescribed due date without unreasonable effort.The Company expects to file its Form 10-K report for the period ending September 30, 2018 on or before March 31, 2019.

PART IV -- OTHER INFORMATION

(1) Name and telephone number of contact person in regard to this notification:

Bernard L. Brodkorb, CEO (651) 489-6941
(Name) (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). [ ]Yes [X] No

10K September 30, 2015
10Q December 31, 2015
10Q March 31, 2016
10Q June 30, 2016
10K September 30, 2016
10Q December 31, 2016
10Q March 31, 2017
10Q June 30, 2017
10K September 30, 2017
10Q December 31, 2017
10Q March 31, 2018
10Q June 30, 2018

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
[X] Yes [ ] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

There have been no significant changes in the results of operations for the year ended September 30, 2015, 2016, 2017 and 2018.
We are in the process of engaging new auditors for the company.

ISA INTERNATIONALE INC.
(Name of Registrant)

Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:February 8, 2019
By:
/s/Bernard L. Brodkorb, Jr.
President, Chief Executive Officer, and Chief Financial Officer
ISA Internationale Inc.